Form 10QSB
period 2002-01-31
DYNAMIC INTERNATIONAL INC
filed 2002-03-25
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2002

    [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-33285


                           DYNAMIC INTERNATIONAL, INC.
        (exact name of small business issuer as specified in its charter)

                                     Nevada
                         (State or other jurisdiction of
                         incorporation or organization)

                                   11-3563216
                        (IRS Employer Identification No.)

                      58 Second Avenue, Brooklyn, NY 11215
                    (Address of principal executive offices)

                                 (718) 369-4160
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X ]    NO [ ]

As of March 15, 2002 the Registrant had 4,417,218 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                              Index to Form 10-QSB
          For the Nine and Three Months ended January 31, 2002 and 2001
          -------------------------------------------------------------



                                                                                           Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheets as of January 31, 2002 (unaudited)  and                        1
        April 30,2001

     Condensed Statements of Operations for the nine months and three months                 2
        ended January 31, 2002 and January 31, 2001 (unaudited)

     Condensed Statements of Cash Flows for the nine months ended                            3
        January 31, 2002  and January 31,2001 (unaudited)

     Notes to the Financial Statements                                                      4-6

Item 2.  Management's Discussion and Analysis                                               7-12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   12

Item 2.  Changes in Securities                                                               12

Item 3.  Defaults Upon Senior Securities                                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                                 12

Item 5.  Other Information                                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                                    12


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                                       Dynamic International, Inc.
                                                       Condensed Balance Sheets

                                                                           January 31, 2002    April 30, 2001
                                                                              (Unaudited)

CURRENT ASSETS
  Cash                                                                           $77,136            $58,542
  Accounts receivable, less
   allowance of $340,000 and $527,000                                            600,611          1,488,943
  Inventories                                                                  2,393,963          3,115,360
  Other current assets                                                            13,612             52,261
                                                                                ---------          ---------
          Total Current Assets                                                $3,085,322         $4,715,106

Fixed Assets- Net of accumulated
        depreciation                                                              37,840             40,900

Security Deposits                                                                  1,000              1,000
                                                                                ---------           --------
TOTAL ASSETS                                                                  $3,124,162         $4,757,006
                                                                                =========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                         $495,721          $ 584,766
  Amounts due affiliated company                                               2,876,062          4,413,966
                                                                                ---------         ---------
          Total Current Liabilities                                            3,371,783          4,998,732

COMMITMENT and CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock                                                                     4,419              4,419
  Additional paid in capital                                                   5,119,796          5,119,796
  Accumulated deficit                                                         (5,371,833)        (5,365,938)
                                                                                -----------      -----------
                                                                                (247,618)          (241,723)
  Less: Treasury stock                                                                (3)                (3)
                                                                                -----------      -----------
 Total Stockholders' Deficit                                                    (247,621)          (241,726)
                                                                                -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                                                 $3,124,162         $4,757,006
                                                                              ===========        ===========

  See accompanying notes to condensed financial statements


                           Dynamic International, Inc.

                       Condensed Statements of Operations


                                             Nine Months Ended                   Three Months Ended
                                       January 31,2002   January 31,2001   January 31,2002   January 31,2001
                                          Unaudited        Unaudited           Unaudited         Unaudited

Net sales                                 $6,184,412        $7,487,698        $ 924,619       $1,917,209
Other income                                      72             8,329               15              159
                                          -----------       -----------       ----------      ------------
                                           6,184,484         7,496,027          924,634        1,917,368

Cost of sales                              4,674,718         5,902,448          737,570        1,670,297
                                          -----------       -----------       ----------      ------------

Gross profit                               1,509,766         1,593,579          187,064          247,071
                                          ----------        -----------       ----------      ------------

Operating expenses                         1,500,852         2,312,457          339,345        1,011,279

Interest                                      14,809            20,858            3,534            2,241
                                          ----------        -----------       ----------      ------------

                                           1,515,661         2,333,315          342,879        1,013,520
                                          ----------        -----------       ----------      ------------
Loss before taxes                             (5,895)         (739,736)        (155,815)        (766,449)

Provision for taxes                                0                 0                0                0
                                          ----------        -----------       ----------      ------------

Net loss                                    $ (5,895)        $(739,736)       $(155,815)       $(766,449)
                                          ==========        ===========       ==========      ============
Basic and diluted
 income (loss) per
 common share                               $    .00         $    (.17)       $    (.04)       $    (.17)
                                          ==========        ===========       ==========      ============

Weighted average number
Common shares
Outstanding                                4,417,718         4,417,718        4,417,718        4,417,718
                                          ==========        ===========       ==========      ============
Cash dividends per
 Common share                                None               None             None             None


See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Cash Flows


                                                                                       For the Nine
                                                                                        Months ended
                                                                               January 31,2002  January 31,2001
                                                                                  (Unaudited)     (Unaudited)

Operating activities:
 Net income (loss)                                                                  ($5,895)       ($739,735)
                                                                                    --------       ----------
Adjustments to reconcile net income (loss)
 to net cash provided (used for) operating
  activities

 Depreciation                                                                         3,060           11,966

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                                 888,332          483,275
Inventory                                                                           721,397        1,217,831
Prepaid expense and other                                                            38,649          294,803

Increase (decrease) in:
Accounts payable and accrued expenses-
 non-related                                                                        (89,045)        (246,629)
Total adjustments                                                                 1,562,393        1,761,246
                                                                                  ---------        ---------
Net cash provided by operating activities                                         1,556,498        1,021,511
                                                                                  ---------        ---------
Investing activities
Purchase of property and equipment                                                        0          (15,500)
                                                                                  ---------        ---------
Financing activities:
Net borrowing from banker's acceptances                                                  --         (350,000)
Accounts payable and accrued expenses-
 related party                                                                   (1,537,904)        (619,615)
                                                                                  ----------       ---------

Net cash used by financing activities                                            (1,537,904)        (969,615)
                                                                                  ----------       ---------

Increase (decrease) in cash and equivalents                                          18,594           36,396
Cash and equivalents beginning of period                                             58,542           38,833
                                                                                     ------           ------
Cash and equivalents - end of period                                                $77,136          $75,229
                                                                                     ======           ======
Assumption of bank indebtedness by predecessor
    prior to spin-off                                                                               $250,000


See Accompanying Notes to Condensed Financial Statements

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
         For Nine Months and Three Months Ended January 31,2002 and 2001
                                   (Unaudited)

1. Basis of Presentation
     The Condensed Balance Sheet as of January 31, 2002 and the related Condensed Statements of Operations and Cash Flows for the nine months and three months ended January 31, 2002 and 2001 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2002 and 2001 and the results of their operations for the nine and three months ended January 31, 2002 and 2001.

     The April 30, 2001 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10-SB. The results of operations for the nine months ended January 31, 2002 and 2001 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2. Summary of Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10-SB filed October 30, 2001.

3. Going Concern

     The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business. The Company incurred net losses of approximately $945,000 and $1,371,000 for the years ended April 30, 2001 and 2000, and utilized approximately $786,000 in cash for operating activities for the year ended April 30, 2001 and $2,431,000 for the year ended April 30, 2000. The Company continued to incur losses from operations as disclosed in the interim financial statements for the nine and three months ended January 31, 2002. Additionally, the Company has a working capital deficiency of approximately $287,000. In addition, as a result of the terminated credit arrangement with Chase Manhattan Bank in June of 2000, the Company will need to continue and possibly increase its borrowing facility with an affiliate unless alternative funding can be arranged. These factors create uncertainty about whether the Company can continue as a going concern. The affiliate is not obligated to continue providing any support. In the event the affiliate chooses not to support the Company, the Company would have to reduce operations or seek to find financial support from other third parties.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
         For Nine Months and Three Months Ended January 31,2002 and 2001
                                   (Unaudited)

     Management plans rely, to an substantial extent, on the continued funding of its cash flow needs by its affiliate. In addition, management plans to reduce operating expenses and anticipates a return to normalized revenue growth in future periods. However, there can be no assurance that revenues will improve in future periods, or that if they do, that the increases will be sufficient to mitigate the factors previously discussed. Additionally, management believes that the terrorist attacks which took place on September 11, 2001 in the United States are having a negative impact on travel, generally, and the Company's business, specifically. As a result, the Company expects that sales of its luggage products will likely be negatively impacted, at least for the near term. Management believes that it is not currently practicable to quantify the impact of these events on the Company's business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

4. Related Party Transactions

     Pursuant to a Warehouse and Service Agreement dated as of September 1, 2000 (the "Warehousing Agreement") between the Company and a related party (the "Related Entity") wholly owned by a major stockholder, the Related Entity provides occupancy space and performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the Related Entity, among other things, assists in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts, receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, the Related Entity receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million annually to 3% of sales of $60 million or more. For sales which do not originate at the warehouse, the Related Entity receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the Related Entity provides warehousing services consisting of receiving, shipping, and storing of the Company's merchandise. The Company pays the Related Entity a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by the Related Entity under the Warehousing Agreement. As part of the Warehousing Agreement, the Company applies an offset for certain shared expenses.

     The Warehousing Agreement, which was renewed on September 1, 2000, has a term of one year and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $312,228 and $430,389 for the nine months ended January 31, 2002 and 2001, respectively, and were $37,047 and $142,965 for the three months ended January 31, 2002 and 2001, respectively.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
         For Nine Months and Three Months Ended January 31,2002 and 2001
                                   (Unaudited)

     In addition, the Related Entity has purchased inventory for the Company and has charged the Company for the invoiced amount of the inventory. Pursuant to an unwritten understanding, the Related Entity arranges for the issuance, by its financial lender, of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory.

     Pursuant to a Security Agreement dated as of January 2, 2001, between the Company and the Related Entity, the Related Entity has perfected its security interest in all of the Company's assets.

     Amounts due to the Related Entity totaled $4,413,966 and $2,876,062, at April 30, 2001 and January 31, 2002, respectively. The amounts due to the Related Entity are non interest bearing and are due on demand.

5. Significant risks and Uncertainties

     The Company's luggage products compete with products designed by a number of the largest companies in the industry. The Company believes that because of its concentration on the upscale lifestyle and more specialized leisure market that are associated with its use of trademark names, the Company will be able to continue to grow its luggage business. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

     Most of the Company's products are purchased from Indonesia, Thailand, China and Sri Lanka. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little, if any, additional expense. The Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

Item 2. Management's Discussion and Analysis

The following discussion should be read in conjunction with the financial statements and related notes that are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our services, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

Dynamic International, Inc. (the "Company") was formed on August 31, 2000 as a wholly owned company of Dynamic International Ltd. ("Ltd."). Pursuant to an Equity Transfer and Reorganization Agreement dated August 10, 2000, (the "Agreement") by and among Ltd., certain of its shareholders, Emergent Management Company, LLC ("Emergent"), and several holders of membership interests in Emergent Ventures, LLC (an affiliate of Emergent), Ltd. transferred all of its assets to the Company. In addition the Company assumed all of the liabilities of Ltd. (other than outstanding bank debt in the amount of $250,000).

General
The following discussion should be read in conjunction with the Financial Statements and related notes thereto of the Company included elsewhere herein.

Results of Operations for the Nine Months Ended January 31, 2002 Compared to the Nine Months Ended January 31, 2001.

Sales for the nine months ended January 31, 2002, decreased by $1,312,000 or 17.5% to $6,184,000 from $7,496,000 for the nine months ended January 31,2001. Sales for the nine months ended January 31,2001 included the sale of the Company's exercise products, under an agreement with Bollinger Industries, L.P. ("Bollinger"), for approximately $871,000. After excluding the sale to
Bollinger,  the  Company's  sales  for the nine  months  ended  January  31,2002 decreased by $441,000 or 6.7% as compared to the nine months ended January 31,2001. The Company believes that this decrease was primarily the result of reduced sales of luggage due to the decrease in travel subsequent to the terrorist attacks of September 11, 2001.

The Company's gross profit decreased by approximately $84,000 due primarily to the decrease in sales. The Company's gross margin as a percentage of sales, increased by 3% to 24% from 21% for the nine months ended January 31, 2001.After excluding the sale of exercise products to Bollinger from the nine months ended January 31,2001,the gross margin for this period increases to 24%. This sale did not contribute to the gross profit as the sale of $871,000 was approximately equal to the cost of merchandise sold.

Operating expenses, exclusive of interest expense, for the nine months ended January 31, 2002 were $811,000 less than the nine months ended January 31,2001. This decrease is represented approximately by changes in the following expenses:

                                            Increase
                                           (Decrease)

Royalty Expense                             ($26,000)
Research & Development                      ($12,000)
Advertising and Promotion                  ($383,000)
Shipping Expenses                          ($125,000)
Salesman Commissions                        ($92,000)
Salesman Salaries                           ($12,000)
Travel Expenses                             ($18,000)
Legal Fees                                  ($95,000)
Office Salaries                             ($25,000)
Other Corporate Items                       ($23,000)

Royalty expense, research and development, advertising and promotion and salesman commission expenses decreased due to the write off of prepaid marketing costs of $475,000 in January of 2001. These prepaid marketing costs were expensed to royalties, research and development, advertising and promotion and salesman commissions in the amount of $112,000, $12,000, $345,000 and $6,000, respectively. The royalty expense was offset by a settlement of royalties due to Spalding for a contract which expired on September 30,2000. The Company received a net savings on the settlement of $164,000 in October of 2000. This savings was offset by increased royalties paid for the Company's sportsbags /luggage products. Advertising and promotion expenses were further reduced by decreases in expenditures for promotional and selling material and trade advertising of $21,000 and $17,000, respectively. Shipping expenses decreased by $125,000 due to sales related decreases in freight out and shipping fees of $27,000 and $99,000, respectively. Salesman commissions decreased by $92,000 due to the decrease in sales, lower commission rates paid on approximately $820,000 for the nine months ended January 31,2002 and the write off of prepaid marketing fees in January of 2001.Salesman salaries decreased by $12,000 due to the elimination of a position. Travel expenses decreased by $18,000 due to the elimination of a position. Legal fees decreased by $95,000 due primarily to the Company's defense against a complaint of patent infringement for which expenses were incurred in the prior nine month period. Office salaries decreased by $25,000 due to the elimination of a position. Other corporate expenses decreased by $23,000 as a result of a decrease in payroll taxes due to the elimination of a position, reduced transfer agent fees and lower insurance premiums.

Interest expense for the nine months ended January 31, 2002 decreased by $6,000 from the nine months ended January 31,2001. This decrease was primarily the result of a decrease in the discounts paid on banker's acceptances.

The following table sets forth the results of operations for the periods discussed above:


                                                         Nine Months                 Nine Months
                                                            Ended                        Ended
                                                        January 31, 2002          January 31, 2001

Net Sales                                                  $6,184,000                 $7,496,000

Cost of Goods
Sold                                                        4,674,000                  5,902,000
                                                          -------------             ---------------

Gross Margin                                                1,510,000                  1,594,000
                                                           ----------                -----------
          As a Percentage of Net Sales                          24.41%                     21.26%

Operating Expenses                                          1,501,000                  2,312,000
Interest                                                       15,000                     21,000
                                                         --------------             ---------------

                                                            1,516,000                  2,333,000
                                                            ---------                  ---------
Loss before provision
  for Income Taxes                                            ($6,000)                 ($739,000)
                                                               =======                   =======


Results of Operations for the Three Months Ended January 31, 2002 Compared to the Three Months Ended January 31, 2001.

Sales for the three months ended January 31, 2002, decreased by $993,000 or 51.8% to $924,000 from $1,917,000 for the three months ended January 31, 2001. The Company believes this decrease was primarily the result of reduced sales of luggage due to decrease in travel subsequent to the terrorist attacks of September 11, 2001.

The Company's gross profit decreased by approximately $60,000 due primarily to the decreased revenues. The Company's gross profit, as a percentage of sales, increased by 7% to 20%from 13% for the three months ended January 31,2001.This increase is the result of an increase in the inventory reserve for slow moving items of $135,000, as of January 31, 2001.The increase in the reserve for slow moving inventory as of January 31,2002 was $29,000, $106,000 less than the increase as of January 31, 2001. For the three months ended January 31, 2002, the Company's gross margin, as a percentage of sales, was 4% less than the gross margin for the nine months ended January 31, 2002. This decrease was the result of increases in discounts and promotional allowances given to customers and the reserve for slow moving inventory of $14,000 and $29,000, respectively, as of January 31, 2001.

Operating expenses, exclusive of interest expense, for the three months ended January 31,2002 were $672,000 less than the three months ended January 31, 2001. This decrease is represented approximately by changes in the following expenses:

                                                Increase
                                               (Decrease)


Royalty Expense                                ($132,000)
Research & Development                          ($12,000)
Advertising and Promotion                      ($357,000)
Shipping Expenses                              ($112,000)
Salesman Commissions                            ($40,000)
Other Corporate Items                           ($19,000)

Royalty expense, research and development, advertising and promotion and salesman commission expenses decreased due to the write off of prepaid marketing costs of $475,000 in January of 2001. These prepaid marketing costs were expensed to royalties, research and development, advertising and promotion and salesman commissions in the amount of $112,000, $12,000, $345,000 and $6,000, respectively. Advertising and promotion expenses were further reduced by a decrease in expenditures for trade advertising of $11,000. Shipping expenses decreased by $112,000 due to sales related decreases in freight out and shipping fees of $7,000 and $105,000, respectively. Salesman commissions decreased by $40,000 due to the decrease in sales, lower commission rates paid on approximately $50,000 of sales for the three months ended January 31, 2002 and the write off of prepaid marketing fees in January of 2001. Other corporate expenses decreased by $19,000 as a result of a decrease in accounting fees and lower insurance premiums.

Interest expense for the three months ended January 31, 2002 increased by $2,000 from the three months ended January 31, 2001. This increase was primarily the result of an increase in bank fees for merchandise purchases.

The following table sets forth the results of operations for the periods discussed above:


                                                        Three Months           Three Months
                                                           Ended                 Ended
                                                       January 31, 2002      January 31, 2001

Net Sales                                                  $924,000              $1,917,000

Cost of Goods
Sold                                                        737,000               1,670,000
                                                       --------------           -------------
Gross Margin                                                187,000                 247,000
                                                       --------------           -------------
          As a Percentage of Net Sales                        20.24%                  12.88%

Operating Expenses                                          339,000               1,011,000
Interest                                                      4,000                   2,000
                                                       --------------           ------------
                                                            343,000               1,013,000
Income (Loss) before provision
  for Income Taxes                                        ($156,000)              ($766,000)
                                                           ========                ========


Related Party Transactions

Pursuant to a Warehouse and Service Agreement dated as of September 21, 2000(the "Warehousing Agreement") between the Company and a related party(the "Entity") wholly owned by a major stockholder, the Entity provides occupancy space and performs certain administrative and shipping services to the Company.

The related party has purchased inventory for the Company and and has charged the Company for the invoiced amount of the inventory. In addition, pursuant to an unwritten understanding, the related party arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers thereby enabling the Company to finance the purchases of its inventory.

Seasonality and Inflation

The Company's business is seasonal with higher sales typically in the second and third quarters of the fiscal year.

Management does not believe that the effects of inflation will have a material impact on the Company.

Liquidity and Capital Resources

During the nine months ended January 31, 2002, cash provided by operations was $1,556,000. This was primarily the result of decreases in accounts receivable, inventory and prepaid expenses and other assets of $888,000, $721,000 and $39,000, respectively.

The Company used cash of $ 1,538,000 during the period to partially repay amounts due to Achim Importing Co., Inc. ("Achim").

The Company's monthly fixed expenses, not including expenses related directly to sales, are approximately $83,000. As of February 1, 2002, the Company had approximately $77,000 in cash. Historically, the Company's cash flows have been enhanced by support provided by Achim. Achim is wholly owned by Marton B. Grossman the Chairman and President of the Company. The Company will continue to utilize the financial support of Achim for inventory purchases. Achim is not obligated to continue providing any support. In the event Achim chooses not to support the Company, we would have to reduce operations or seek to find financial support from other third parties.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DYNAMIC INTERNATIONAL, INC.



By:/s/ William P. Dolan
William P. Dolan
VP Finance

March 25, 2002