Form 10KSB
period 2002-04-30
DYNAMIC INTERNATIONAL INC
filed 2002-08-14
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10K-SB
          Annual report pursuant to section section 13 or 15(d) of the
                         Securities Exchange Act of 1934
    For the fiscal year ended April 30,2002. Commission file number 000-33285

                           DYNAMIC INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


     Nevada                                                            11-3563216
--------------------------------------------------------------     --------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

58 Second Avenue, Brooklyn, New York                                   11215
----------------------------------------                           -----------------
(Address of Principal Executive Offices)                               (Zip Code)

       Registrant's telephone number, including Area Code: (718) 369-4160
                                                      -------------------

       Securities to be registered pursuant to Section 12(b) of the Act:

                                      None

       Securities to be registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.001 per share)
                                 Title of Class


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer: Indeterminate - No existing market

The number of shares outstanding of Issuer's Common Stock as of July 31,2002 4,418,258

Transitional Small Business Disclosure Format: Yes [ ] No [X]


Revenues for the most recent fiscal year: $ 7,601,000

                                Table of Contents


Part I
Item 1.Description of Business                                          3

Item 2.Properties                                                       8

Item 3.Legal Proceedings                                                8

Item 4.Submission of Matters to a Vote of Security Holders              8

Part II
Item 5.Market Price of Company's Common Equity and
           Related Stockholder Matters                                  8

Item 6. Selected Financial Data                                         9

 Item 7.Management's Discussion and Analysis of Financial
           Condition and results of Operations                          9

Item 8. Financial Statements and Supplementary Data                     16


Item 9.Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                          16

Part III
Item 10.Directors and Executive officers of the Company                 17
Item 11.Executive compensation                                          18
Item 12.Security ownership of certain beneficial owners and
             Management                                                 19
Item 13.Certain Relationships and Related Transactions                  20

Part IV
Item 14.Exhibits, Financial Statements and Reports on Form 10K          21

Signatures                                                              22

Index to Exhibts                                                        23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

Background of Registrant

Dynamic International, Inc. (the "Company") was formed on August 31,2000 as a wholly owned company of Dynamic International Ltd.("Ltd."). Pursuant to an Equity Transfer and Reorganization Agreement dated August 10,2000. (the "Agreement") by and among Ltd., certain of its shareholders, Emergent Management Company, LLC ("Emergent"), and several holders of membership interests in Emergent Ventures, LLC (an affiliate of Emergent), Ltd. transferred all of its assets to the Company. In addition, the Company assumed all of the liabilities of Ltd. (other than outstanding bank debt in the amount of $250,000). Immediately following such transfer of assets and the assumption of liabilities, Ltd. transferred to its shareholders, on a pro-rata basis, all of the issued and outstanding shares of common stock of the Company (4,418,258 shares).

Business of Registrant

The Company, a Nevada corporation, is engaged in the design and marketing of sports bags and luggage, which are marketed primarily under the licensed name JEEP(TM) and under its own name, Polaris Expedition(TM). In addition, it has been engaged in the design, marketing and sale of a diverse line of hand exercise and light exercise equipment, including hand grips, running weights, jump ropes and aerobic steps and slides. It marketed these products under the licensed trademarks SPALDING(TM) and KATHY IRELAND(TM) as well as under its own trademarked name SHAPE SHOP(TM). Under an agreement dated in June 2000, the Company sold its inventory of exercise products, excluding the Spalding(TM) Rotaflex(TM), and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. SEE PART I Item 3 LEGAL PROCEEDINGS. The Company's objective is to become a designer and marketer of goods that are associated with a free-spirited lifestyle and leisure time.

Products

Sports Bags/Luggage - The Company's line of sports bags/luggage consists primarily of duffel bags, weekend bags, garment bags, suitcases, pilot cases and flight attendant wheeled cases. Some of the models are equipped with wheels and/or retractable handles.

Exercise Equipment - Under an agreement dated in June 2000, the Company agreed to sell its inventory of exercise products, excluding its Spalding(TM) Rotaflex(TM) products, a portable exercise item, sales of which have been discontinued, and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. SEE Part I Item 3 LEGAL PROCEEDINGS.

Design and Development
----------------------

The Company has been granted a number of design patents with respect to certain of its products. See "Intellectual Property--License Agreements". The Company employs a designer on a full-time basis for the design of its sports bags/luggage products. During the most recent fiscal year the Company spent approximately $129,000 on design activities, including fees to designers and patent attorneys. The Company may, from time to time, utilize the services of consultants for product and package design.

Most of the Company's products are manufactured in Indonesia, Thailand, Sri Lanka and China which in the most recent fiscal year accounted for approximately 50%, 20% ,20% and 10%, respectively of the Company's products. Orders for sports bags/luggage, which for the most part are produced in Indonesia and Thailand usually require a period of 90 to 120 days before they are shipped. The Company ordinarily has its products manufactured based on purchase orders and it has no long term relationships with any of its manufacturers. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little if any additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise

Sales and Marketing
-------------------

The Company sells its products on a wholesale basis only. The Company's products are sold to discount stores, mass merchants, department stores, luggage specialty stores and sporting goods stores. For the fiscal year ended April 30, 2002, Sears Roebuck & co., Kohl's Department Stores, Mervyn's and BJ'S Wholesale Club accounted for 26%, 20%, 12% and 11%, respectively, of the Company's revenue. No other customer accounted for more than 10% of the Company's revenues. For the fiscal year ended April 30, 2002, sales of the Company's sports bags/luggage products accounted for approximately 99% of the Company's revenues while approximately 1% of the Company's revenues were derived from the sales of other discontinued products from the related Freezy Bag and exercise Line.

The Company sells its products primarily through independent sales agents on a commission-only basis. The Company currently engages 4 sales agents either on an individual basis or through independent sales organizations. The Company has no long-term arrangements with any of its agents. The Company usually pays commissions ranging from .5% to 5% of the net sales price of its products.

Although the Company believes that its sales agents sell products exclusively on behalf of the Company, there are no agreements that prohibit them from selling competing products.

In addition, on a small scale, the Company markets existing products to retailers for resale under their own private labels. The Company delivers to Kohl's Department Stores and Sears Roebuck. Although the scope of this marketing effort is currently limited, the Company intends to try to expand the number of private label transactions. No assurance can be given that its efforts in this area will be successful.

Competition
-----------

The Company's sports bags/luggage products compete with products designed by a number of the largest companies in the industry, including Samsonite, Sky Way, American Tourister, Ricardo and High Sierra. The Company believes that because of its concentration on the upscale lifestyle and more specialized leisure market that are associated with the trademark JEEP(TM), it will be able to continue to grow its sports bags/luggage business. The Company's larger competitors have access to greater financial resources. Accordingly, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

Under an agreement dated in June 2000, the Company agreed to sell its inventory of exercise products, excluding the Spalding(TM) Rotaflex(TM) products, and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. SEE Part I Item 3 LEGAL PROCEEDINGS.

Intellectual Property--License Agreements
-----------------------------------------

The  Company   owns  the   trademark   Polaris   Expedition(TM),U.S.   Trademark
Registration Number 2,417,987.This trademark is used on a collection of the Company's backpacks,duffel bags and upright Pullmans.

The Company owns the U.S. Design Patent for a Wheeled Backpack. U.S. Design Patent Number US D448,161 S. This patent is for the ornamental design of a wheeled backpack.

License Agreements - The Company sells a number of its products under licensed names. The Company has entered into licensee agreements which provide for the use of various trade names, as follows:

Jeep - Under an agreement dated January 8, 1993, as amended by letter amendment dated May 10,2002, between the Company and the Daimler Chrysler Corporation (as so amended, the "Jeep Agreement"), the Company was granted the exclusive license to use the names JEEP, WRANGLER and RENEGADE in connection with the manufacture, sale and distribution of sports bags/luggage products. The current expiration date of the Jeep Agreement is December 31, 2005. Under the agreement, the Company must pay the greater of 6% of net Jeep sales or minimum royalties of $240,000, $300,000, $350,000 and $350,000, respectively, for the calendar years
2002,2003,2004, and 2005. In addition, the Company must pay 1% of net Jeep sales as an advertising fee.

Adolfo- Under an agreement dated September 1,2000, between the Company and 3L Associates, the Company was granted the exclusive license to use the Adolfo name in connection with the manufacture, sale and distribution of sports bags/ luggage products. The current expiration date of the Adolfo agreement is March 31,2003 and is renewable until March 31,2007. Under the agreement, the Company must pay the greater of 6% of net Adolfo sales or minimum payments of $25,000 for each annual period until March 2003.

Spalding --Under an agreement dated October 1, 1997, between the Company and Spalding & Evenflo Companies Inc., the Company was granted the exclusive right to use the name Spalding in connection with the sale and distribution of hand held exercise products. The agreement was amended as of October 27,2000.Under the amendment all articles were deleted from the agreement except for the "Rotaflex System" for a test period until September 2001. Under the agreement, the Company must pay the greater of 5% of net Rotaflex(TM) sales or a minimum royalty of $50,000. The Company has discontinued Sales of Rotaflex(TM) products.


Under an agreement dated in June 2000, the Company agreed to sell its inventory of exercise products, excluding the Spalding Rotaflex(TM), and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. The Company has discontinued Sales of Rotaflex(TM) products. SEE Part II Item 2 LEGAL PROCEEDINGS.


Rotaflex -- Under an agreement dated December 17, 1997 with Connelly Synergy Systems LLC, the Company has obtained the exclusive right to manufacture, distribute and sell a hand held portable total home gym product to be sold under the trademark Spalding(TM) Rotaflex(TM). The agreement is scheduled to expire on December 31, 2007, and is renewable for an additional five years. Under the agreement, the Company must pay the greater of % of net Rotaflex(TM) sales of $50,000 per year in minimum royalties. The Company has discontinued Sales of Rotaflex(TM) products.

Management Agreement with Achim Importing Co., Inc.
---------------------------------------------------

Pursuant to a Warehousing and Service Agreement dated as of September 21,2000 (the "Warehousing Agreement") between the Company and Achim Importing Company, Inc.("Achim"),Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers.

In consideration for these services, Achim receives an annual fee calculated as a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of invoiced sales under $30 million to 3% for sales of $60 million or more. For sales not originating at the warehouse, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment.

In addition, under the Warehousing Agreement, Achim provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Company pays Achim a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by Achim under the Warehousing Agreement. As part of this agreement the Company applies an offset for certain shared expenses.



The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 2002, the Company charged operations approximately $382,000 in fees.

Pursuant to a Security Agreement dated as of January 2,2001 between the Company and Achim, Achim has perfected its security interest in the accounts, collateral, documents, general intangibles, instruments and inventory of the Company. This security agreement is intended to secure amounts due to Achim for purchases of inventory Achim has made for the Company, for which Achim has charged the Company without markup, and for advances of working capital to the Company. As of April 30,2002 the balance due to Achim was $3,490,000.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President.

Employees
---------

As of July 31,2002, the Company employed 8 persons, of whom four were executive officers, two were engaged in sales and two were involved in operations-warehousing and shipping. None of the Company's employees is represented by a union and no work stoppages have occurred.

ITEM 2. PROPERTIES
------------------

The Company occupies 4,500 square feet of office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding Corp., which is owned by Isaac Grossman and two of his siblings. Isaac Grossman is the Company's Vice Chairman, Treasurer and Secretary. Since Achim occupied the premises before it became affiliated with the Company, it remains the lessee under the lease.

Achim makes the property available to the Company on an at-will basis. In addition, the Company occupies space in a warehouse located at 1600 Livingston Avenue, North Brunswick, New Jersey. The Company occupies space in this warehouse on an as needed basis and at will basis. The property is leased by Achim from 1600 Rt.1, LLC. See PART I ITEM 1. DESCRIPTION OF BUSINESS "Management Agreement with Achim Importing Co., Inc." and PART III ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On July 29,1999,Bollinger Industries ("Bollinger") filed a complaint in the US District Court for the Northern District of Texas. The complaint alleged infringement of three patents by the Company with respect to one of its exercise steps. Under a settlement agreement dated June 2,2000,in exchange for Bollinger's agreement to dismiss the complaint, the Company agreed to sell its inventory of exercise products, excluding the Spalding Rotaflex, and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. The sale of the inventory occurred on June 12,2000 and the Bollinger complaint against the Company was dismissed on June 12, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          Not applicable.

                                     PART II

ITEM 5. MARKET  PRICE OF  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

The Company's common shares do not trade publicly. As of July 31, 2002,the Company had 4,418,258 shares of Common Stock outstanding held by 1,348 shareholders of record, all of which shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company does not have any options or warrants outstanding.

The Company has not paid a cash dividend on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the fiscal years ended April 30, 2002 and 2001 is derived from the audited financial statements included in this report.

Statements of Operations Data
-----------------------------

                                        Fiscal Year Ended

                                April 30,2002           April 30,2001
Revenue                         $7,600,000               $9,526,000

Operating Loss                  $(696,000)              $(1,238,000)

Income Taxes                            0                         0

Net Loss                        $(696,000)              $(1,238,000)

Net Loss Per Share
Basic and Diluted                    (.16)                     (.28)


Balance Sheet Data

Working Capital                 $(1,451,000)

Total Assets                     $2,850,000

Total Liabilities                $4,263,000

Stockholders' Deficit           $(1,413,000)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

Dynamic International, Inc. (the "Company") was formed on August 31,2000 as a wholly owned company of Dynamic International Ltd. Pursuant to an Equity Transfer and Reorganization Agreement dated August 10,2000. (the "Agreement") by and among Ltd., certain of its shareholders, Emergent Management Company, LLC ("Emergent"), and several holders of membership interests in Emergent Ventures, LLC (an affiliate of Emergent), Ltd. transferred all of its assets to the Company. In addition, the Company assumed all of the liabilities of Ltd. (other than outstanding bank debt in the amount of $250,000).

General
-------

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

The Company's auditors have indicated, in their report dated August 6,2002, that there is substantial doubt regarding our ability to continue as a going concern as a result of our significant net losses of approximately $696,000 and $1,238,000 for the fiscal years ended April 30, 2002 and April 30,2001. The Company did generate cash of approximately $1,379,000 for the fiscal year ended April 30,2002, which was preceded by utilization of cash for operating activities of approximately $1,079,000 for the fiscal year ended April 30,2001. In addition, as a result of the terminated credit arrangement with Chase Manhattan Bank in June of 2000, the Company will need to continue and possibly add to its borrowing facility with an affiliate unless alternative funding can be arranged. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations for the Fiscal Year Ended April 30, 2002 Compared to the Fiscal Year Ended April 30, 2001.

Sales for the fiscal year ended April 30, 2002,decreased by $1,925,000 or 20.0% to $7,601,000 from $9,526,000 for the fiscal year ended April 30, 2001. Sales for the fiscal year ended April 30,2001 included the sale of the Company's exercise products, under an agreement with Bollinger Industries, L.P. (Bollinger),(See PartI Item 3 Legal Proceedings) for approximately $871,000. After excluding the sale to Bollinger from the Company's sales for the fiscal year ended April 30,2001, the company's sales for the fiscal year ended April 30,2002 decreased by $1,054,000 or 12.2%. During the fiscal year ended April 30, 2002, sales to Kohl's Department Stores Sears Roebuck and Office Depot Inc. decreased by approximately $1,176,000, $677,000 and $241,000, respectively. These decreases were offset by increased sales to Mervyn's (a new customer) and BJ'S Wholesale Club of approximately $911,000 and $169,000, respectively. Allowances granted to customers were 9.6% of net sales for the fiscal year ended April 30,2002 compared to 10.4% for the fiscal year ended April 30,2001. Allowances for the fiscal year ended April 30,2001 included approximately $224,000 in allowances granted to Bollinger for the sale of the Company's exercise products which equaled approximately 2.4% of the net sales. This was offset by increases in allowances granted to Mervyn's of approximately 1.5% of net sales for the fiscal year ended April 30,2002.

The Company's gross profit of $1,729,000 for the fiscal year ended April 30, 2002 was $301,000 less than the gross profit of $2,029,000 for the fiscal year ended April 30,2001.

The gross profit percentage improved from 21.3% in fiscal 2001 to 22.74% in 2002. Sales for the fiscal year ended April 30, 2001, included the sale of the Company's exercise products, under an agreement with Bollinger Industries, L.P. (Bollinger),(See PartI Item 3 Legal Proceedings) for approximately $871,000. The sale of the Company's hand held exercise product line to Bollinger in June 2000 was at cost, generating no gross margin. After excluding the sale to Bollinger, the gross margin for the fiscal year ended April 30,2001 was 23.3%.

Operating expenses, exclusive of interest expense, of $2,194,000 for the fiscal year ended April 30, 2002 were $754,000 less than operating expenses of $2,948,000 for the fiscal year ended April 30, 2001. This decrease is represented approximately by changes in the following expenses:

                                        Increase
                                       (Decrease)

Royalty Expense                         $200,000
Shipping Fees                          ($175,000)
Salesman Salaries                       ($43,000)
Salesman Commissions                   ($118,000)
Travel expenses                         ($33,000)
Promotional and Selling Materials      ($460,000)
Office Salaries                         ($23,000)
Legal Fees                              ($60,000)
Depreciation                            ($26,000)

Other Corporate Expenses                ($20,000)

Royalty expenses increased by $200,000 due primarily to the accrual of the balance of minimum royalties due to Connelly Synergy Systems LLC, (See PART I "DESCRIPTION OF BUSINESS - LICENSE AGREEMENTS).Shipping fees and salesman commissions decreased by $175,000 and $118,000 respectively, due to the lower sales volume during the fiscal year ended April 30,2002. Salesman salaries decreased by $43,000 due primarily to a reduction in salary for one employee. Travel expenses decreased by $33,000 because of reduced overseas travel. Promotional and selling expenses decreased by $460,000 due primarily to the write off of Latin American marketing expenses associated with the Rotaflex System (SEE PART I Item 1 Intellectual Property)during the fiscal year ended April 30,2001. Office salaries decreased by $23,000 due to the elimination of a position. Legal fees decreased by $60,000 due to the Company's formation in August of 2000 for which legal expenses were incurred in the previous fiscal year.(see PART II Item 2. LEGAL PROCEEDINGS). Depreciation expense decreased by $26,000 due to reduced capital expenditures. Other corporate expenses decreased by $20,000 including reductions in payroll taxes and telephone expenses.

Interest expense for the fiscal year ended April 30, 2002 decreased by $11,000 from the fiscal year ended April 30, 2001.

Interest expense- related party for the fiscal year ended April 30,2002 decreased by $78,000 to $215,000 from $293,000 for the fiscal year ended April 30,2001. This decrease is due to reduced interest rates and the reduction of amount due to Achim Importing Company, Inc.("Achim").

The Company's pretax loss of $696,000 for the fiscal year ended April 30, 2002 represents a $542,000 change from a pretax loss of $1,238,000 for the fiscal year ended April 30, 2001.

With the sale of the exercise equipment line, management has focused its marketing efforts toward the sale and distribution of the sports bags/luggage products. Management has projected a business plan which it believes is realistic, and which, projects revenues and gross margin to remain relatively consistent with the fiscal year ended April 30,2002. This will result in a net loss and the need for continued financial support from Achim. No assurances can be given that any of these anticipated results will actually be achieved.

The following table sets forth the result of operations for the periods discussed above.

                                    Fiscal Year             Fiscal Year
                                       Ended                   Ended
                                   April 30, 2002          April 30, 2001
Gross Sales                         $8,334,000              $10,519,000
 Allowances                           (733,000)                (993,000)
                                   ------------             -----------
Net Sales                           $7,601,000               $9,526,000
Cost of Goods
Sold                                 5,872,000                7,496,000
                                  --------------            -----------

Gross Margin                         1,729,000                2,030,000
As a Percentage of Net Sales           22.74%                   21.31%


Operating Expenses                   2,194,000                2,948,000
Interest                                16,000                   27,000
Interest- related party                215,000                  293,000
                                  --------------            -----------
                                     2,425,000                3,268,000

Pretax Loss                          $(696,000)             $(1,238,000)

Results of Operations for the Fiscal Year Ended April 30, 2001 Compared to the Fiscal Year Ended April 30, 2000.

Sales for the fiscal year ended April 30, 2001,increased by $840,000 or 9.7% to $9,526,000 from $8,686,000 for the fiscal year ended April 30, 2000. During the fiscal year ended April 30, 2001, sales to Sears Roebuck, Kohl's Department Stores and Meijer Inc. increased by approximately $571,000, $418,000 and $250,000, respectively. These increases were offset by the sale of the Company's hand held exercise line to Bollinger in June of 2000. Allowances granted to customers were 10.4% of net sales for the fiscal year ended April 30,2001 compared to 6.5% for the fiscal year ended April 30,2000. Allowances for the fiscal year ended April 30,2001 included approximately $224,000 in allowances granted to Bollinger for the sale of the Company's exercise products which equaled approximately 2.4% of the net sales. An increase in allowances granted to Kohl's represented the balance of the increase for the fiscal year ended April 30,2001.

The Company's gross profit of $2,030,000 for the fiscal year ended April 30, 2001 was $282,000 higher than the gross profit of $1,748,000 for the fiscal year ended April 30,2000.

The improvement in the gross profit percentage from 20.1% in fiscal 2000 to 21.3% in 2001 is partially a result of less write downs taken in fiscal 2000 for slow-moving or excess products, and the write down recorded in fiscal 2001 related to the inventory to be sold to Bollinger (see Item 2, Legal Proceedings). In addition, the change in product mix (from exercise equipment to luggage) resulted in an overall improvement in gross profit margins. Gross profit on exercise equipment was approximately $10,000 in the year ended April 30, 2001 as compared to approximately $306,000 in the year ended April 30,2000. The sale of the Company's hand held exercise product line to Bollinger in June 2000 was at cost, generating no gross margin.

Operating expenses, exclusive of interest expense, of $2,948,000 for the fiscal year ended April 30, 2001 were $201,000 less than operating expenses of

$3,149,000 for the fiscal year ended April 30, 2000. This decrease is represented approximately by changes in the following expenses:

                                        Increase
                                       (Decrease)

Royalty Expense                        ($220,000)
Patent and Trademark Expense            ($18,000)
Shipping Fees                           $142,000
Salesman Salaries                       ($70,000)
Promotional and Selling Materials       $299,000
Travel                                  ($51,000)
Office Salaries                         ($81,000)
Legal Fees                             ($122,000)
Other Corporate Expenses                ($80,000)

Royalty expenses, patent and trademark expenses, salesman salaries and travel expenses decreased by $220,000, 18,000, $70,000 and $51,000 respectively, due to the sale of the hand held exercise line to Bollinger in June of 2000 (SEE PartI
Item 3. LEGAL PROCEEDINGS). After the sale to Bollinger there would be no future sales of these items. Shipping fees increased by $142,000 due primarily to the increased sales of the Company's sports bags/luggage products. Promotional and selling expenses increased by $299,000 due primarily to the write off of Latin American marketing expenses associated with the Rotaflex System (SEE PART I Item 1 Intellectual Property). Office salaries decreased by $81,000 due to the elimination of a position. Legal fees decreased by $122,000 due to the Company's defense against a complaint of patent infringement which expenses were incurred in the prior fiscal year, (see PART I Item 3. LEGAL PROCEEDINGS). Other corporate expenses decreased by $80,000 including reductions in other professional fees, insurance, bank charges and fringe benefits.

Interest expense for the fiscal year ended April 30, 2001 decreased by $83,000 from the fiscal year ended April 30, 2000. This decrease was primarily the result of a decrease in the discounts paid on bankers acceptances.

Interest expense- related party for the fiscal year ended April 30,2001 increased by $111,000 to $293,000 from $182,000 for the fiscal year ended April 30,2000. This increase is due to an increase in the amount due to Achim Importing Company, Inc.("Achim").

The Company's pretax loss of $1,238,000 for the fiscal year ended April 30, 2001 represents a $455,000 change from a pretax loss of $1,693,000 for the fiscal year ended April 30, 2000.

With the sale of the exercise equipment line, management has focused its marketing efforts toward the sale and distribution of the sports bags/luggage products. During the prior year, the product line has demonstrated continuing sales growth. Management has projected a business plan which it believes is realistic, and which, could generate sales growth combined with necessary cost containment measures. Management believes that this business plan could enable the Company to restore its operations to a profitable level. No assurances can be given that any of these anticipated improved results will actually be achieved.

The following table sets forth the result of operations for the periods discussed above.

                                    Fiscal Year              Fiscal Year
                                       Ended                    Ended
                                   April 30, 2001          April 30, 2000
Gross Sales                         $10,519,000             $9,254,000
 Allowances                            (993,000)              (568,000)
                                    ------------             ----------
Net Sales                            $9,526,000             $8,686,000
Cost of Goods
Sold                                  7,496,000              6,938,000
                                    ------------            -----------

Gross Margin                          2,030,000              1,748,000
As a Percentage of Net Sales            21.31%                 20.00%


Operating Expenses                    2,948,000              3,149,000
Interest                                 27,000                110,000
Interest- related party                 293,000                182,000
                                   -------------            -----------
                                      3,268,000              3,441,000

Pretax Loss                         $(1,238,000)           $(1,693,000)

Liquidity and Capital Resources
-------------------------------

Management Plan of Operations
-----------------------------

With the sale of a portion of the exercise equipment line, management has focused its marketing efforts toward the sale and distribution of the sports bags/luggage products.

Management has projected a business plan which it believes is realistic, and which, projects revenues and gross margin to remain relatively consistent with the fiscal year ended April 30,2002. This will result in a net loss and the need for continued financial support from Achim. Achim has purchased inventory for the Company and has charged the Company for the invoiced amount without markup. Pursuant to an unwritten understanding, Achim arranges for the issuance, by its financial lender, of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory. Achim has also advanced working capital to the Company. As of April 30,2002 the balance due to Achim was $3,490,000. Achim has not entered into any agreements, formal or informal, to fund the Company's operations for the next twelve months. However, no assurances can be given that any of these anticipated improved results will actually be achieved.

The Company believes that the terrorist attack in the United States on September 11, 2001 has had a chilling effect on travel generally. Consequently, consumer demand for luggage has been reduced. As a result, the Company currently expects that sales of its luggage products will likely be negatively impacted for at least the near term. It is not practicable to quantify the extent of any downturn at this time.

Fiscal Year ended April 30, 2002
--------------------------------

Operating Activities
--------------------

During the fiscal year ended April 30, 2002, cash provided by operating activities amounted to $1,379,000. This was the result of decreases in accounts receivable and inventory of $540,000 and $1,379,000, respectively, and an increase in accounts payable and accrued expenses of $189,000. These increases in cash were offset by the net loss and an increase in other current assets $696,000 and $38,000, respectively.

Financing Activities
--------------------

The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company. Cash of $1,399,000 was used to pay Achim during the fiscal year ended April 30,2002. Advances from Achim are due upon demand and are non-interest bearing. In order to record the fair value of the cost of funds in the Company's financial statements, the Company records interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%.This unpaid interest is credited to paid in capital. The amount of interest recorded in this manner of the fiscal year ended April 30, 2002 was $215,000 which offset the amounts paid to Achim.

Through June, 2000,the Company was able to fund a portion of its working capital requirements pursuant to an agreement with the Chase Manhattan Bank ("Chase"), which had provided for maximum borrowings of $1,500,000 in the form of letters of credit and bankers acceptances. This agreement also provided for a security interest in the inventory and notes and accounts receivable of the Company. In addition, the agreement provided for the personal guarantee of the President and major shareholder of the Company for the entire balance. The Chase credit line was discontinued in June 2000.

Fiscal Year ended April 30, 2001
--------------------------------
Operating Activities
--------------------

During the fiscal year ended April 30, 2001, cash used by operating activities amounted to $1,079,000. This was the result of a net loss of $1,238,000 and the use of cash as a result of increases in accounts receivable and a decrease in accounts payable and accrued expenses of $8,000 and $447,000, respectively. These uses of cash were partially offset by decreases in inventory, prepaid expenses and other current assets, security deposits and other assets of, $223,000, $343,000 and $19,000, respectively.

Investing Activities
--------------------

Cash of $15,500 was used to purchase equipment.

Financing Activities
--------------------

The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company.

Achim provided $1,171,000 in cash for financing activities which was offset by a decrease in banker's acceptances of $350,000. Advances from Achim are due upon demand and are non-interest bearing. In order to record the fair value of the cost of funds in the Company's financial statements, the Company records interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%.This unpaid interest is credited to paid in capital. The amount of interest recorded in this manner of the fiscal year ended April 30, 2002 was $293,000 which increased cash provided by financing activities.

Seasonality and Inflation
-------------------------

The Company's business is highly seasonal with higher sales typically in the second and third quarter of the fiscal year as a result of shipments of sports bags/luggage related to the holiday season.

Management does not believe that the effects of inflation will have a material impact on the Company, nor is it aware of changes in prices of material or other operating costs or in the selling price of its products and services that will materially affect the Company's profits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The financial statements are included herein immediately before the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The officers and directors of the Company are as follows:


         Name                       Age      Position

         Marton B. Grossman         71       Chairman and President
         Isaac Grossman             40       Vice Chairman, Treasurer and Secretary
         William P. Dolan           49       Vice President--Finance
         John Holodnicki            49       Vice President--Sales

Marton B. Grossman has been the Chairman and Chief Executive Officer of the Company since August 2000. For the past 35 years, he has been President of Achim, a privately-held company engaged in the import and export of window coverings and accessories. In addition, he is President of MG Holding Corp., a privately-held financial holding company. Mr. Grossman is the father of Isaac Grossman, the Company's Vice Chairman, Treasurer and Secretary. Mr. Grossman spends approximately 20% of his time working for the Company.

Isaac Grossman has been the Company's Vice Chairman, Treasurer and Secretary since August 2000, and Vice President of Achim since 1989. He is the son of Marton B. Grossman, the Company's Chairman and President. Mr. Grossman spends approximately 20% of his time working for the Company.

William P. Dolan has been the Company's Vice President-Finance since August 2000. Mr. Dolan graduated from the William Paterson College of New Jersey and is a Certified Public Accountant. Prior thereto, Mr. Dolan held the same position in the predecessor company since 1987.

John Holodnicki has been a Vice President--Sales at the Company since August 2000. From 1981 to 1994, he was a Vice President--Sales at HIT Industries, an importer of business computer cases. Mr. Holodnicki earned a degree in Marketing from the University of Illinois in 1975.

Board of Directors

Each director is elected at the Company's annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. At present, the Company's bylaws require no fewer than one director. Currently, there are two directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 2002 (I) to its Chief Executive Officer, (ii) its other two Executive Officers and (iii) one additional non-Executive Officers whose cash compensation exceeded $100,000 per year in any such year:

SUMMARY COMPENSATION TABLE (1) (2)

                          Annual   Compensation
Name/Principal            Year                         All Other
Position                  Ended     Salary    Bonus   Compensation (3)

Marton B. Grossman        2002       $0                  $31,200
President & Chairman      2001       $0                  $31,200
                          2000       $0                  $31,200

Isaac Grossman            2002       $0                  $32,240
Director, Treasurer       2001       $0                  $32,240
                          2000       $0                  $32,240

William P. Dolan          2002   $110,825                    $0
Vice- President- Finance  2001   $111,673                    $0
                          2000   $111,666                    $0

John Holodnicki           2002   $170,577                    $0
Vice President            2001   $181,731                    $0
                          2000   $170,423                    $0

(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which does not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation.

(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission, the table omits columns reserved for types of compensation not applicable to the Company.

(3) Consists of estimated portion of the fees payable to Achim under the Warehousing Agreement attributable to Marton B. Grossman's and Isaac Grossman's activities performed on behalf of the Company. Marton Grossman is the sole shareholder, and Isaac Grossman is an employee of Achim See Part III Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the individuals listed in the table above received any long-term incentive plan awards during the fiscal year

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31,2002, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all of the officers and directors of the Company as a group. Each stockholder's address c/o the Company, 58 Second Avenue, Brooklyn, New York 11215, unless otherwise indicated.

                            Shares Owned Beneficially
                                  and of Record


Name and Address                No. of Shares                % of Total
 Marton B. Grossman (1)             2,842,977                      64.4
 Isaac Grossman                             0                       *

 William P. Dolan                         123                       *
 John Holodnicki                           11                       *


All Officers and Directors
  As a group (4persons)             2,843,111                      64.4

* Less than 1%

(1) Consists of $2,516,614 shares registered in the name of Marton B. Grossman and 326,363 shares held by a charitable family foundation (the " Foundation"). Mr. Grossman and his wife are the directors of the Foundation. Marton and Sheila Grossman disclaim beneficial ownership in the shares held by the Foundation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a Warehousing Agreement, Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and credit checks on the Company's customers. In consideration of these services, Achim receives an annual fee, payable monthly, calculated as a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of invoiced sales under $30,000,000 to 3% for sales of $60,000,000 or more. For sales not originating at the warehouse, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and account located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment.

In addition, under the Warehousing Agreement, Achim provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Company pays Achim a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by Achim under the Warehousing Agreement. The Company believes that the terms of each transaction, under the agreement, are at least as favorable to the Company as those it would expect to negotiate with unrelated parties.

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 2002, the Company accrued approximately $382,000 in fees under the Warehousing Agreement.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President.

Pursuant to a Security Agreement dated as of January 2,2001 between the Company and Achim, Achim has perfected its security interest in the accounts, collateral, documents, general intangibles, instruments and inventory of the Company. This security agreement is intended to secure amounts due to Achim for purchases of inventory Achim has made for the Company, for which Achim has charged the Company without markup, and for advances of working capital to the Company. As of April 30,2002 the balance due to Achim was $3,490,000.

On April 30, 1998 the Company entered into a credit agreement with The Chase Manhattan bank for maximum borrowings of $1,500,000 in the form of letters of credit and banker acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivable of the Company. The agreement also provided for the personal guarantee of Marton B. Grossman, President of the Company, and majority shareholder of the Company on the entire balance. The agreement was discontinued in June of 2000.

The Company occupies 4,500 square feet of office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding Corp., which is owned by Isaac Grossman and two of his siblings. Isaac Grossman is the Company's Vice Chairman, Treasurer and Secretary. Since Achim occupied the premises before it became affiliated with the Company, it remains the lessee under the lease. Achim makes the property available to the Company on an at-will basis. In addition, the Company occupies space in a warehouse located at 1600 Livingston Avenue, North Brunswick, New Jersey. The Company occupies space in this warehouse on an as needed basis and at will basis. The property is leased by Achim from 1600 Rt.1, LLC. Other than the fees payable by the Company under the Warehousing Agreement, the Company pays no rent for the property. See Part I
ITEM 1. BUSINESS "Management  Agreement with Achim Importing Co., Inc". and ITEM
2. DESCRIPTION OF PROPERTIES.

Marton B. Grossman, President of the Company, and Isaac Grossman, Treasurer of the Company, perform operational and administrative duties as obligated by their positions. The executive compensation table(See Partiii Item 111) lists other compensation for the fiscal year ended April 30,2002 of $31,200 and $32,240, for Marton B. Grossman and Isaac Grossman , respectively. This compensation consists of estimated portion of the fees payable to Achim under the Warehousing Agreement attributable to Marton B. Grossman's and Isaac Grossman's activities performed on behalf of the Company.

Item 14. EXHIBITS,FINANCIAL STATEMENTS, AND REPORTS ON FORM 8K



3. Exhibits

     The Index to Exhibits following the Signature Page indicates the exhibits which are being filed herewith and the exhibits which are incorporated herein by reference.

(b)                        Reports on Form 8-K
                           -------------------

     No Reports on Form 8-K were filed during the last quarter of the fiscal year ended April 30, 2002.

                           DYNAMIC INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS
                                       AND
                                AUDITORS' REPORT

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001

                                    CONTENTS
                                                                          Page
                                                                          ----
AUDITORS' REPORTS                                                          F-1

FINANCIAL STATEMENTS

     Balance Sheet as of April 30, 2002                                    F-2

     Statements of Operations for the Years Ended April 30, 2002 and 2001  F-3

     Statements of Stockholders' Equity (Deficit) for the Years Ended
         April 30, 2002 and 2001                                           F-4

     Statements of Cash Flows for the Years Ended April 30, 2002 and 2001  F-5

     Notes to Financial Statements                                      F-6-F-13

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Dynamic International, Inc.

We have audited the accompanying balance sheet of Dynamic International, Inc. as of April 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic International, Inc. as of April 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses of approximately $696,000 and $1,238,000 during the years ended April 30, 2002 and 2001, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13, the accompanying financial statements for the year ended April 30, 2001 have been restated.

                                              /s/ Israeloff, Trattner & Co, P.C.
Garden City, New York                         Israeloff, Trattner & Co, P.C.
August 6, 2002                                Certified Public Accountants

                                       F1

                           DYNAMIC INTERNATIONAL, INC.

                                  BALANCE SHEET

                                 APRIL 30, 2002

                                     ASSETS


CURRENT ASSETS

     Cash                                                     $      38,006
     Accounts receivable, less allowances of $381,000               948,619
     Inventories                                                  1,735,890
     Other current assets                                            89,947
                                                              -------------

              Total Current Assets                                2,812,462
                                                              -------------

PROPERTY AND EQUIPMENT
     Tools and Dies                                                  74,383
     Furniture and Equipment                                         94,006
                                                              -------------

              Total Cost                                            168,389

     Less:    Accumulated depreciation                             (131,569)
                                                              -------------

              Property and Equipment - Net                           36,820
                                                              -------------
OTHER ASSETS                                                          1,000
                                                                    -------

              TOTAL ASSETS                                  $     2,850,282
                                                              =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
     Accounts payable and accrued expenses                  $       773,280
     Amounts due affiliated company                               3,489,830
                                                              -------------

              Total Current Liabilities                           4,263,110
                                                              -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT
     Common stock - par value $.001 per share; authorized
         50,000,000 shares; issued 4,418,258 shares                  4,419
     Additional paid-in capital                                  5,119,796
     Accumulated deficit                                        (6,537,040)
                                                              -------------
                                                                (1,412,825)
     Less:    Cost of 540 shares of treasury stock                      (3)
                                                              -------------

              Total Stockholders' Deficit                       (1,412,828)
                                                              -------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIT                                    $     2,850,282
                                                              =============


     See accompanying notes to financial statements.

                                       F2

                           DYNAMIC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001



                                                                                   2001
                                                                               (As Restated,
                                                                2002             Note 13)
                                                          ---------------     ---------------

Net Sales                                               $     7,600,790     $     9,525,888

Cost of Sales                                                 5,871,332           7,495,938
                                                              -----------         ---------

         Gross profit                                         1,729,458           2,029,950
                                                            -------------         ---------

Operating Expenses
     Royalty expense                                            675,179             474,997
     Research and development                                     1,255              12,483
     Shipping expense                                           515,538             690,867
     Selling expense                                            661,706             851,457
     Advertising and promotion                                   61,049             520,670
     General and administrative                                 275,034             367,932
     Depreciation and amortization                                4,080              30,207
     Interest and bank charges                                   16,399              26,585
     Interest - related party                                   215,132             292,996
                                                            -------------       -----------

         Total operating expenses                             2,425,372           3,268,194
                                                            -------------       -----------

         Loss before income
              taxes (benefit)                                 (695,914)         (1,238,244)

Income tax (benefit) expense                                      -                   -
                                                            -------------       -----------

         Net loss                                       $     (695,914)     $   (1,238,244)
                                                           =============      =============

Basic and Diluted Loss Per Share                        $         (.16)     $         (.28)
                                                            ============       ============

Weighted Average Number of Shares                             4,417,718           4,417,718
                                                           =============      =============



     See accompanying notes to financial statements.

                           DYNAMIC INTERNATIONAL, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001




                                                          Additional                                                   Total
                                          Common            Paid-In          Accumulated        Treasury           Stockholders'
                                           Stock            Capital            Deficit            Stock               Equity
                                      ---------------  ----------------  -----------------   -----------------  ------------------

Balance - May 1, 2000, as
     originally reported              $         4,419  $      4,869,796    $    (4,420,690)      $          (3)    $       453,522

Prior - period adjustment
     To record interest on
     related party debt                            -                 -            (182,192)                 -             (182,192)
                                        -------------     -------------      -------------         -----------       -------------

Balance, beginning of year
     as restated                                4,419         4,869,796         (4,602,882)                 (3)            271,330

Net loss for the year ended
     April 30, 2001, as restated                   -                 -          (1,238,244)                 -           (1,238,244)

Bank debt retained by
     predecessor in connection
     with spin-off                                 -            250,000                 -                   -              250,000
                                        -------------     -------------      -------------         -----------       -------------

Balance - April 30, 2001
     (Note 13)                                  4,419         5,119,796         (5,841,126)                 (3)           (716,914)

Net loss for the year ended
    April 30,2002                                  -                 -            (695,914)                 -             (695,914)
                                        -------------     -------------      --------------        -----------       --------------

Balance - April 30,2002               $         4,419  $      5,119,796    $    (6,537,040)      $          (3)    $    (1,412,828)
                                        =============     =============      =============         ===========       =============

     See accompanying notes to financial statements.

                           DYNAMIC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001

                                                                                                         2001
                                                                                                       (As Restated,
                                                                                      2002                Note 13)
                                                                                 ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                    $      (695,914)      $   (1,238,244)
                                                                                  --------------        ------------
    Adjustments to reconcile net income
       (loss) to net cash used by operating activities:
          Depreciation and amortization                                                    4,080              30,207
          Provision for doubtful accounts                                                  -                   -
          Changes in assets and liabilities:
              Accounts receivable                                                        540,325              (8,433)
              Inventories                                                              1,379,470             223,000
              Prepaid expenses and other current assets                                  (37,687)            361,731
              Security deposits                                                            -                   -
              Accounts payable and accrued expenses                                      188,514            (446,980)
                                                                                    ------------         -----------

                 Total adjustments                                                     2,074,702             159,525
                                                                                   -------------       -------------

                 Net cash provided (used) by
                    operating activities                                               1,378,788          (1,078,719)
                                                                                   -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                       -               (15,500)
                                                                                    -------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments of banker's acceptances                                                    -             (350,000)
    Amounts due affiliated company                                                     (1,399,324)         1,463,928
                                                                                    -------------         ----------

                 Net cash provided (used) by financing activities                      (1,399,324)         1,113,928
                                                                                 ----------------         ----------

NET INCREASE (DECREASE) IN CASH                                                           (20,536)            19,709

CASH - beginning                                                                           58,542             38,833
                                                                                      -----------           --------

CASH - end                                                                         $       38,006      $      58,542
                                                                                         ========           ========





                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the periods for interest                                                $ 16,399           $ 19,196
                                                                                           ======            =======


                   SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES

Assumption of bank indebtedness by predecessor
     prior to spin-off                                                             $          -        $     250,000
                                                                                    =============       ============


     See accompanying notes to financial statements.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001




1.   FORMATION OF DYNAMIC INTERNATIONAL, INC.

     Dynamic International, Inc. ("the Company") was formed on August 31, 2000 as a wholly owned subsidiary of Dynamic International, Ltd. ("Ltd." and/or "Predecessor"). Pursuant to an Equity Transfer and Reorganization Agreement dated August 10, 2000, by and among Ltd., certain of its shareholders, Emergent Management Company, LLC ("Emergent") and several holders of membership (equity) interests in Emergent Ventures LLC, the Predecessor transferred all of its assets to the Company on August 30, 2000. Moreover, all of its liabilities (other than outstanding bank debt in the amount of $250,000) were assumed by the Company, on August 30, 2000. Immediately following the transfer of assets and assumptions of liabilities by the Company, Ltd. transferred to its shareholders, on a pro-rata basis, all of the issued shares of common stock of the Company.

     Subsequently, Ltd. issued an aggregate of 39,755,178 shares of its common stock, representing a 90% equity interest in Ltd., to the several members of Emergent Ventures, a Delaware limited liability company, previously unrelated to Ltd., that had theretofore engaged in the business of acquiring equity interests in technology businesses. In exchange for the issuance of these shares, Ltd. received all of the then outstanding membership interests in Emergent Ventures.

2.   GOING CONCERN

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has incurred net losses of approximately $696,000 and $1,238,000 for the years ended April 30, 2002 and 2001, respectively. In addition, as a result of the terminated credit arrangement with Chase Manhattan Bank in June of 2000, the Company will need to continue and possibly add to its borrowing facility with an affiliate unless alternative funding can be arranged. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans rely, to a substantial extent, on the continued funding of its cash flow needs, by its affiliate. In addition, management plans to reduce operating expenses and anticipates revenue growth with large customers, which management believes will result in profitable operations and positive cash flows. However, there can be no assurance that management's plans will be successful. Additionally, the Company believes that the terrorist attacks in the United States on September 11, 2001 is having a chilling effect on travel, generally. Consequently, management believes that consumer demand for luggage has been and may continue to be reduced and, as a result, expects that sales of its luggage products will likely be negatively impacted for at least the near term. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001




3.   Summary of Significant Accounting Policies

     Nature of Operations

     The Company designs and markets related sports bags and luggage, which are marketed primarily under the licensed name JEEPTM and under its own names Santa FeTM, Polaris ExpeditionTM and SPORTS GEARTM. In addition, the Company was engaged in the design, marketing and sale of hand exercise and light exercise equipment, including hand grips, running weights, and jump ropes. The Company marketed these products under the SPALDINGTM name and licensed trademarks as well as under its own trademarked name SHAPE SHOPTM. As of April 30, 2002, the Company has substantially exited this line of business. The Company's objective is to become a designer and marketer of goods, domestically and internationally, that are associated with a free-spirited lifestyle and leisure time.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Inventories

     Inventories consist principally of finished goods and are stated at the lower of cost; first-in, first-out method, ("FIFO") or market.

     Property, Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation is computed using accelerated methods over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently while major repairs are capitalized. Estimated useful lives used in calculating depreciation are as follows:

          Tools and Dies                                    5 Years

          Furniture and Equipment                           5 -Years to 7 Years


     Advertising and Promotion

     Advertising and promotion expenses are charged to operations when the advertising first takes place.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001


3.   Summary of Significant Accounting Policies (CONTINUED)

     Revenue

     Revenue is recognized when the goods have been shipped to and accepted by the customer. The Company's return policy is for defective merchandise only.

     Promotional Allowances

     Based on a discretionary policy, management grants to certain major retail customers promotional allowances to successfully market the Company's products. Promotional allowances are primarily targeted to the cost of displays, advertising and other promotional incentives. The cost of promotional allowances are accrued at the time that related revenues are recognized and are estimated based upon current arrangements with customers as well as certain assumptions based on the Company's prior experience with customers. Promotional allowances are included as a reduction of net sales.

     Research and Development Costs

     Research and development costs are expensed as part of operating expenses as incurred.

     INCOME (Loss) Per Share

     Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted loss per share does not consider the potentially dilutive securities on an "as if converted" basis, as the effect of their inclusion would be anti-dilutive. Securities that could potentially dilute earnings per share in the future are disclosed in Note 8.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment

     Certain long-term assets of the Company are reviewed when changes in circumstances require, as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 30, 2002, management expects these assets to be fully recoverable.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001



3.   Summary of Significant Accounting Policies (CONTINUED)

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Fair Value of Financial Instruments

     SFAS No.  107,  "Disclosure  About  Fair Value of  Financial  Instruments,"
     requires certain disclosures regarding the fair value of financial instruments. In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and debt are reflected at cost in the financial statements, which approximates fair value because of the short-term maturity of these instruments. It is not practicable for the Company to estimate the fair value of the amount due to its affiliate since there is no quoted market price and the Company can not estimate its fair value without incurring excessive costs.

4.   Related Party Transactions

     Pursuant to a Warehouse and Service Agreement dated as of September 21, 2000 (the "Warehousing Agreement") between the Company and a related party (the "Related Entity") wholly owned by a major stockholder, the Related Entity provides occupancy space and performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the Related Entity, among other things, assists in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, the Related Entity receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million annually to 3% of sales of $60 million or more. For sales which do not originate at the warehouse, the Related Entity receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the Related Entity provides warehousing services consisting of receiving, shipping, and storing of the Company's merchandise. The Company pays the Related Entity a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by the Related Entity under the Warehousing Agreement. As part of the Warehousing Agreement, the Company applies an offset for certain shared expenses.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001


4.   Related Party Transactions (CONTINUED)

     The Warehousing Agreement, which was renewed on September 21, 2000, has a term of two years and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $382,453 and $552,330 for the years ended April 30, 2002 and 2001, respectively.

     In addition, the Related Entity has purchased inventory for the Company and has charged the Company for the invoiced amount of the inventory. Pursuant to an unwritten understanding, the Related Entity arranges for the issuance, by its financial lender, of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory.

     Pursuant to a Security Agreement dated as of January 2, 2001 between the Company and the Related Entity, the Related Entity has perfected its security interest in all of the Company's assets.

     Amounts due to the Related Entity totaled $3,489,830 at April 30, 2002. The amount is due on demand. The advance bears interest at the JPMorganChase prime rate plus 1%. Interest on advances recorded for the fiscal years ended April 30,2002 and 2001 was $215,132 and $292,996, respectively.(see
     Note 13 for restatement of financial statements)

5.   Debt

     On April 30, 1998, the Company entered into a credit agreement with The Chase Manhattan Bank for maximum borrowings of $1,500,000 in the form of letters of credit and bankers acceptances ("Agreement"). The Agreement also provided for a security interest in the inventory and accounts receivable of the Company and for the personal guarantee of the president and majority shareholder of the Company on the entire credit line balance. During June 2000, the Agreement was terminated.

6. Income Taxes

     At April 30, 2002, the Company had temporary tax differences that would result in a short-term deferred tax asset of approximately $265,000 arising primarily from reserve allowances relating to account receivables and inventory. The Company also has cumulative carryforward operating losses of approximately $5,400,000 resulting in an additional long-term deferred tax asset of approximately $1,980,000.

     At April 30, 2002, these assets, both short-term and long-term, have been reduced to zero by a valuation allowance due to the uncertainty that the Company will be able to generate sufficient taxable income in the future necessary to utilize these assets.

     The Company's available net operating losses of approximately $5,400,000 will expire for tax purposes in fiscal years 2019 through 2022.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001



6. Income Taxes (CONTINUED)

     The reconciliation of the federal statutory income tax (benefit) expense to the Company's actual income tax (benefit) expense is as follows:

                                                                                         April 30,
                                                                             -----------------------------------

                                                                                   2002                2001
                                                                             ----------------    ---------------

       U.S. Federal  income taxes (benefit) at statutory rate                $       (192,000)   $      (321,000)
       Change in valuation allowance                                                  244,000            321,000
       State income taxes (benefit), net of federal (tax) benefit                     (52,000)                -
                                                                                -------------      -------------

           Income tax expense/benefit                                        $             -     $            -
                                                                                =============      =============

7.   Commitments and Contingencies

     Royalty Obligations

     The Company has entered into various royalty agreements to sell products. Under the agreements and amendments to the agreements minimum aggregate royalty payments are $298,000, $367,000, $400,000, $283,000, $50,000 and
     $33,000 for the fiscal years ending April 30, 2003,  2004, 2005, 2006, 2007 and 2008 respectively. Royalty expense charged to operations for the years ended April 30, 2002 and April 30, 2001 was approximately $675,000 and $475,000 respectively.

     Royalty expense for the year ended April 30, 2002 includes all royalties due through December 31, 2007 with respect to one agreement for a product that the Company has exited.

8.   STOCKHOLDERS' EQUITY (DEFICIT)

     PUBLIC OFFERING

     On December 22, 1997, the Predecessor completed a public sale of 1,200,000 units, each consisting of one share of common stock, one Class A Warrant and one Class B Warrant. Each Class A warrant entitled the holder to purchase one share of common stock at $6 until June 12, 1999 (the expiration date of these securities was extended until June 12, 2000 and expired as of that date). Each Class B warrant entitled the holder to purchase one share of common stock at $10 until December 12, 2000. No Class B warrants were exercised prior to their expiration. In addition, the Predecesor entered into a unit purchase option with the underwriter to purchase an aggregate of 120,000 units at a subscription price of $8.25 per unit commencing December 12, 1998 and expiring December 11, 2002. Each unit purchase option consists of one share of common stock, one Class A warrant to purchase one share of common stock at $9.90 per share and one Class B warrant to purchase one share of common stock at $16.50 per share.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001


8.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     As part of the consideration of its services in connection with the registration statement, the Predecessor agreed to issue to the underwriter, for nominal consideration, warrants to purchase up to 120,000 units at an exercise price of $8.25 per unit for a period of five years. The Class A Warrants and Class B Warrants underlying the units included in the underwriter's warrants will be exercisable at a price of $9.90 and $16.50 per share, respectively, or 165% of the then exercise price of the warrants offered to the public for a period of five years commencing with the closing of the registration statement. The non-cash cost of such warrants, representing a cost of raising capital, will be recorded as a charge and credit to additional paid-in capital when the warrants are issued. As capital in nature, they are not compensatory. The net proceeds of approximately $4,800,000 were used for the repayment of related party debt, purchase of inventory, general corporate services, and working capital.

     The Company issued 20,000 shares for legal services valued at $74,655 in connection with the Company's public offering.

9.   Major Customers/Seasonality

     During the year ended April 30, 2002, sales to four major customers were approximately 26%, 20%, 12% and 11%, ($2,006,000, $1,543,000, $912,000 and
     $866,000, respectively) of the Company's net sales. At April 30, 2002, accounts receivable from these customers totaled $674,000, or 71% of net accounts receivable.

     During the year ended April 30, 2001, sales to two major customers were approximately 29%, and 25% ($2,718,000, and $2,349,000, respectively) of the Company's net sales.

     The Company's business is highly seasonal with higher sales typically in the second and third quarters of the fiscal year as a result of sales of merchandise related to the holiday season.

10.  Credit Risk/Financial Instruments

     Due to the nature of its business and the volume of sales activity, the Company's cash balance occasionally exceeds the $100,000 protection of FDIC insurance. At April 30, 2002, there were no such excess balances. The Company has not experienced any credit losses arising from excess cash balances and believes it is not exposed to any significant credit risk from cash and cash equivalents.

     The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that it does not have an accounts receivable credit risk exposure beyond the allowance provided. The Company does not require collateral or other security to support financial instruments subject to credit risk.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001



11.  Significant Risks And Uncertainties

     The Company's luggage products compete with products designed by a number of the largest companies in the industry. Accordingly, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

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

12.  SETTLEMENT WITH BOLLINGER INDUSTRIES, L.P.

     On June 2, 2000, the Company finalized a settlement with Bollinger Industries, L.P. ("Bollinger") related to patent infringement claims with respect to three separate patents. As part of the settlement, the Company agreed to sell its inventory of the related products, which represented a substantial portion of its hand held exercise and light exercise product line for 80% of its cost. The loss on the sale, approximately $335,000, was recorded during the year ended April 30, 2000. The Company also entered into a five year non-compete agreement with respect to the sale of products covered by the patents.

     Sales of the related products in fiscal year 2001 were approximately $925,000 (including $875,000 related to the Bollinger transaction).


13.  PRIOR PERIOD ADJUSTMENT

     Certain errors, resulting in the understatement of interest expense on advances from an affiliate and an understatement of the reported net loss in the Company's previously issued financial statements have been corrected in the current year. This resulted in the following changes to accumulated deficit, and to the statement of operations:

                                                                                For the Year Ended
                                                              May 1, 2001        April 30, 2001
                                                              -----------        --------------

                                                              Accumulated
                                                                Deficit            Net (Loss)
                                                              ------------         ----------

       As previously reported                                 $ (5,365,938)     $   (945,248)

       Effect of prior period adjustment                               -            (292,996)

       Cumulative effect of prior
           period adjustments                                     (475,188)               -
                                                               ---------------  ----------------

       As restated                                           $  (5,841,126)     $ (1,238,244)
                                                             ===============    ================

                                   SIGNATURES

Pursuant to the requirements of Section 13 OR 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                           DYNAMIC INTERNATIONAL, Inc.



                           By: /S/ Marton B. Grossman
                           --------------------------
                           Marton B. Grossman
                           Chairman and President

Dated: 13th day of August 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 13th day of August, 2002 by the following persons on behalf of Registrant and in the capacities indicated.

Name                                           Date

/s/ Marton B. Grossman                         August 13,2002
------------------
Marton B. Grossman
Chairman and President


/s/ Isaac Grossman                             August 13,2002
--------------
Isaac Grossman
Vice Chairman, Treasurer & Secretary


/s/ William P. Dolan
--------------------                           August 13,2002
William P. Dolan
Vice President--Finance
(Chief Financial & Accounting Officer)

EXHIBITS


1.01 Asset Transfer Agreement dated August 31,2000 by and between Dynamic International Ltd.("Ltd") and the Company*

1.02 Bill of Sale dated August 31,2000  between  Ltd. and the Company*

2.01 Articles of Incorporation and Bylaws*

10.01Amendment to License  Agreement with Spalding and Evenflow  Companies dated
     October 27,2000.*

10.02 License agreement with 3L Associates dated September 1,2000*

10.03 Security Agreement dated January 2,2001 with Achim Importing Co. Inc.*

10.04Warehousing and Service  Agreement dated as of September 1, 1996 with Achim
     Importing Co.,Inc.*

10.05Equity Tranfer And Reorganization Agreement dated as of August 7, 2000 by and among Ltd., Marton B. Grossman, Isaac Grossman, Emergent Management Company, LLC and Emergent Ventures, LLC

10.06Ammendment D to the "Jeep" license agreement dated April 19, 2002

10.07Ammendment E to the "Jeep" license agreement dated April 2, 2002

-------------
*File as exhibits to Registration Statment on Form 10-SB file October 30, 2001

                                 EXHIBIT 10.05


                    EQUITY TRANSFER AND REORGANIZATION AGREEMENT, dated as of August 7, 2000 (this "Agreement"), by and among DYNAMIC INTERNATIONAL, LTD., a Nevada corporation (the "Company"), MARTON B. GROSSMAN (W. Grossman"), ISAAC GROSSMAN (1. Grossman and collectively with M. Grossman, the "Grossman Parties"), EMERGENT MANAGEMENT COMPANY, LLC, a Delaware limited liability company (the "Managing Member") which is the managing member of EMERGENT VENTURES, LLC, a Delaware limited liability company ("Emergent Ventures"), and the holders of membership interests of Emergent Ventures listed on the signature pages hereof (the "Emergent Members").

                                ----------------

     The Emergent Members are the holders of 100% of the outstanding membership interests in Emergent Ventures (the "Emergent Interests").

     The Grossman Parties beneficially own, in the aggregate, approximately 64.4% of the outstanding common stock, par value $.001 (the "Company Common Stock"), of the Company.

     The Emergent Members desire to transfer the Emergent Interests to the Company.

     In consideration of the Emergent Interests, the Company desires to issue to the Emergent Members that number of shares of Company Common Stock which, following the issuance thereof, will constitute 90% of the then issued and outstanding shares of Company Common Stock calculated on a fully diluted basis.

     As an inducement to the Emergent Members to transfer the Emergent Interests to the Company, the Company desires to transfer all of the assets and liabilities of the Company to a newly-formed wholly-owned subsidiary of the Company ("Newco") and to distributo (the "Distribution") 100% of the capital stock of Newco to the holders of Company Common Stock as constituted immediately prior to the issuance of shares of Company Common Stock to the Emergent Members.

     The Board of Directors of the Company and the Managing Member have approved the transactions contemplated hereby upon the terms and subject to the conditions set forth herein.

     It is intended that no party to this Agreement will recognize any gain or loss for federal income tax purposes'as a result of the issuance of shares of Company Common Stock thereto. It is also intended that the Distribution shall qualify for federal income tax purposes as a reorganization within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code").

     NOW, THEREFORE, in consideration of the premises and the representations, warranties, covenants and agreements contained herein, the parties hereto, intending to be legally bound hereby, agree as follows:

                                    ARTICLE I

                                THE TRANSACTIONS

     SECTION 1.1 The Equity Transfer Transactions. Subject to the terms and conditions contained herein, at the Closing (as defined below), (i) the Emergent Members agree that they shall transfer (the "Emergent Interest Transfer") the Emergent Interests to the Company, and (ii) the Company agrees that it shall issue (the "Company Common Stock Issuance" and collectively with the Emergent Interest Transfer, the "Equity Transfer Transactions") to the Emergent Members an aggregate of 39,755,178 fully paid and nonassessable shares of Company Common Stock (the "Share Consideration") such that, after the issuance thereof, the Share Consideration shall constitute 90% of the then issued and outstanding shares of Company Common Stock calculated on a fully diluted basis. The Share Consideration shall be issued to the Emergent Members on a pro-rata basis based on their relative percentage interest ownership of the Emergent Interests.

     SECTION 1.2 The Asset Transfer Transaction As promptly as practicable following the date hereof, but in no event later than immediately prior to consummation of the Equity Transfer Transactions, the Company agrees that it shall (i) transfer to Newco all of the assets of the Company including, without limitation, whatever rights the Company has to use the real property located at 58 Second Avenue, Brooklyn, New York, excluding only its corporate minute book and its franchise as a corporation (the "Transferred Assets"), and all of theAssumed Liabilities (as defined below) of the Company as constituted immediately prior to the consummation of the Equity Transfer Transactions, and
(ii) cause Newco to acquire the Transferred Assets, assume the Assumed Liabilities and indemnify the Company against any liabilities relating to or arising out of the Transferred Assets and the Assumed Liabilities. The transfer of the Transferred Assets and the assumption of the Assumed Liabilities are hereinafter collectively referred to as the "Asset Transfer Transaction." The Asset Transfer Transaction shall be effected pursuant to an Asset Transfer Agreement in a form reasonably satisfactory to the Managing Member. As used in this Agreement, the term "Assumed Liabilities" means all debts, liabilities or obligations whatsoever of the Company (other than the Retained Liability (as defined below)) that arise out of or relate to the Transferred Assets or the business of the Company as conducted prior to the Closing Date, whether arising before or after the Closing and whether known or unknown, fixed or contingent, including, without limitation, any and all debts, liabilities or obligations of the Company to MG Holding Corp. ("MG"), Citibank, N.A. ("Citibank"), and The Chase Manhattan Bank ("Chase Manhattan" and collectively with MG and Citibank, the "Lenders"). As used in this Agreement, the term "Retained Liability" means indebtedness of the Company to Chase Manhattan in an amount not to exceed $250,000.

     SECTION 1.3 The Newco Distribution. Immediately following the consummation of the Asset Transfer Transaction and prior to the consummation of the Equity Transfer Transactions, the Company agrees that it shall distribute (the "Newco Distribution" and collectively with the Equity Transfer Transactions and the Asset Transfer Transaction, the "Transactions") to the Current Company Stockholders (as defined below) 100% of the issued and outstanding shares of common stock of Newco. The Distribution shall be made on a pro-rata basis to the Current Company Stockholders based on their relative ownership of shares of Company Common Stock. For purposes of this Agreement, "Current Company Stockholders" means those persons and entities that beneficially own, in the aggregate, 100% of the issued and outstanding shares of Company Common Stock on the date of the Asset Transfer Transaction, prior to and without giving effect to the issuance of the Share Consideration.

     SECTION 1., 4 Company Common Stock. Each share of Company Common Stock that is issued and outstanding immediately prior to the issuance of the Share Consideration will remain issued and outstanding.

     SECTION 1.5 Disclosure Schedules. Simultaneously with the execution of this Agreement, (a) the Company shall deliver a schedule relating to the Company (the "Company Disclosure Schedule"), and (b) the Managing Member shall deliver a schedule relating to Emergent Ventures (the "Managing Member Disclosure Schedule" and collectively, with the Company Disclosure Schedule, the "Disclosure Schedules") setting forth the matters required to be set forth in the Disclosure Schedules as described elsewhere in this Agreement. The Disclosure Schedules shall be deemed to be part of this Agreement.

     SECTION 11.6 Anti-Dilution Provision. If between the date of this Agreement and the Closing Date the outstanding shares of Company Common Stock shall have been changed into a different number of shares or a different class, in both cases by reason of any stock dividend, subdivision, reclassification, recapitalization, split-up, combination or exchange of shares, the Share Consideration shall be appropriately adjusted.

     SECTION 1.7 Further Action. If at any time after the Closing Date, the Company shall consider that any further assignments, conveyances, agreements, documents, instruments or assurances in law or any other things are necessary or desirable to carry out the provisions of this Agreement, the Grossman Parties and the officers of the Company and Newco shall execute and deliver, upon the Company's reasonable request, any instruments or assurances, and do all other things necessary or proper to carry out the provisions of this Agreement.

                                   ARTICLE 11

                                 COMPANY MATTERS

     SECTION 2.1 Directors.

     (a) The directors of the Company immediately prior to the Closing Date (as hereinafter defined) other than M. Grossman shall each resign as of the Closing Date.

     (b) From and after the Closing Date the Board of Directors of the Company shall (i) be set at not less than three (3) members and (ii) consist initially of the following individuals:

                           Daniel Yun
                           Mark Waldron
                           Marton B. Grossman

     Such individuals shall serve as directors until their respective successors have been duly elected or appointed and qualified or until death, resignation or removal in accordance with the Certificate of Incorporation and By-laws of the Company.

     SECTION 2..2 Officers.

     (a) The officers of the Company immediately prior to the Closing Date shall each resign as of the Closing Date.

     (b) From and after the Closing Date the following persons shall be, and hereby are, elected as the officers of the Company, with corresponding positions:

                           Daniel Yun
                           Mark Waldron

     Such individuals shall serve as officers in the capacity as indicated until their respective successors have been duly elected or appointed and qualified or until death, resignation or removal in accordance with the Certificate of Incorporation and By-laws of the Company.

     SECTION 2.3 Officer and Director Liability Insurance. The Company agrees that, as soon as practicable following the Closing, it shall obtain officer and director liability insurance in such amount as is commercially reasonable and appropriate.

                                   ARTICLE III

                                   THE CLOSING

     SECTION 3.1 Closing. Subject to the prior satisfaction or waiver of the conditions set forth in Article IX hereof, the closing (the "Closing") of the Equity Transfer Transactions shall take place at the offices of Sonnenschein
Nath & Rosenthal, 800 Third Avenue, New York, New York 10022, on the third business day following the date on which the last of the conditions set forth in
Article V111 hereof is fulfilled or waived, or at such other time and place as the Company and the Managing Member shall agree (the date on which the closing occurs being the "Closing Date").

     SECTION 3.2 Closing Deliveries by the Company. At the Closing, the Company shall:

     (a) issue the Share Consideration to the Emergent Members; and

     (b) deliver to the Managing Member the certificates and other documents to be delivered pursuant to Section 9.3 hereof.

     SECTION 3.3 Closing Deliveries by the Emergent Members . At the Closing, the Emergent Members shall deliver the Emergent Interests to the Company, together with appropriate instruments of transfer.

     SECTION 3.4 Closing Deliveries by the Managing Member. At the Closing, the Managing Member shall deliver to the Company the certificates and other documents to be delivered pursuant to Section 9.2 hereof.

                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES
                     OF THE COMPANY AND THE GROSSMAN PARTIES

     The Company and the Grossman Parties, on a joint and several basis, hereby represent and warrant to the Managing Member and the Emergent Members as follows (subject in each case to such exceptions as are set forth or cross-referenced in the attached Disclosure Schedule in the labeled section corresponding to the caption of the representation or warranty to which such exceptions relate):

     SECTION 4.1 Organization and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada. The Company has all requisite corporate power to carry on its business as it is now being conducted and is duly qualified to do business as a foreign corporation and is in good standing in all jurisdictions set forth in
Section 4.1 of the Company  Disclosure  Schedule,  and to the  knowledge  of the

Grossman Parties, such jurisdictions are the only ones in which the properties owned, leased or operated by the Company or the nature of the business conducted by the Company makes such qualification necessary, except where the failure to qualify (individually or in the aggregate) will not have any Material Adverse Effect on the Company. "Material Adverse Effect" means, with respect to the Company or Emergent Ventures (as applicable), a liability or charge in excess of $50,000 or an impairment or preclusion of its ability to consummate the transactions contemplated hereby. The copies of the Certificate of Incorporation and By-laws of the Company, as amended to date and delivered to the Managing Member, are true and complete copies of these documents as now in effect. The minute books of the Company are accurate in all material respects.

     SECTION 4.2 Capitalization. The authorized capital stock of the Company consists of 50,000,000 shares of Company Common Stock. As of July 31, 2000, (i) 4,417,242 shares of Company Common Stock were issued and outstanding, (ii) 1,200,000 Class B Public Warrants (the "Class B Public Warrants") providing for the issuance, upon exercise, of 1,200,000 shares of Company Common Stock, which Class B Public Warrants are exercisable at $15.00 per warrant, were issued and outstanding (iii) 120,000 Underwriter Warrants (the "Underwriter Warrants") providing for the issuance, upon exercise, of 120,000 Units (with each Unit consisting of (x) one share of Company Common Stock and (y) one Class B Public Warrant (each an "Underwriter Class B Public Warrant") (which Underwriter Class B Public Warrant provides for the issuance, upon exercise, of one share of Company Common Stock at an exercise price per warrant equal to $16.50), which Underwriter Warrants are exercisable at $8.25 per warrant, were issued and outstanding, and (iv) 1,440,000 shares of Company Common Stock were reserved for issuance upon the exercise of the Class B Public Warrants, the Units underlying the Underwriter Warrants and the Underwriter Class B Public Warrants. All of the outstanding securities of the Company are duly authorized, validly issued, fully paid and non-assessable, and were not issued in violation of the preemptive rights of -any person. Schedule 4.2 contains a complete and accurate list, as of the date hereof, of all record holders of shares of Company Common Stock, Class B Public Warrants and Underwriter Warrants and the amount of each owned by each such holder. The shares of Company Common Stock comprising the Share Consideration to be issued on the Closing Date, when issued in accordance with the terms of this Agreement, shall be duly authorized, validly issued, fully paid and non assessable. All of the outstanding securities of Company, including the Company Common Stock, the Class B Public Warrants and the Underwriter Warrants, were issued in compliance with all applicable securities laws. No shares of capital stock are held in the treasury of the Company. Except as stated in this Section 4.2, there are no outstanding subscriptions, options, warrants, calls or rights of any kind issued or granted by, or binding upon the Company, to purchase or otherwise acquire any shares of Company Common Stock or other securities of the Company. Except as stated in this Section 4.2, there are no outstanding securities convertible or exchangeable, actually or contingently, into shares of Company Common Stock or other securities of the Company.

     SECTION 4.3 Subsidiaries. There are no Company Subsidiaries. As used herein, the term "Company Subsidiary" shall mean any corporation or other entity of which the Company, directly or indirectly, controls or which the Company owns, directly or indirectly, 50% or more of the stock or other voting interests, the holders of which are, ordinarily or generally, in the absence of contingencies (which contingencies have not occurred) or understandings (which understandings have not yet been required to be performed) entitled to vote for the election of a majority of the board of directors or any similar governing body. Except as set forth in the Company Disclosure Schedule, the Company does not own any capital stock in any other corporation or similar business entity nor is the Company a partner in any partnership or joint venture.

     SECTION 4.4 Authority; Non-Contravention; Approvals. (a) The Company has full corporate power and authority to enter into this Agreement and to consummate the transactions. contemplated hereby. The Company's execution and delivery of this Agreement, its execution and delivery at the Closing of the Asset Transfer Agreement, and its consummation of the transactions contemplated hereby and thereby, have been duly authorized by its Board of Directors and no other corporate proceedings on its part are necessary to authorize its execution and delivery of this Agreement and its consummation of the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by the Company, and constitutes the Company's valid and binding agreement, enforceable against it in accordance with its terms, except that such enforcement maybe subject to (i) bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting or relating to enforcement of creditors' rights generally and (ii) general equitable principles (the "Bankruptcy Exception"). The Asset Transfer Agreement, at the Closing, shall have been duly and validly executed and delivered by the Company, and shall constitute the Company's valid and binding agreement, enforceable against it in accordance with its terms, except that such enforcement may be subject to the Bankruptcy Exception.

     (b) Except as set forth on Schedule 4.4 of the Disclosure Schedule, the Company's execution and delivery of this Agreement and the Asset Transfer
Agreement does not and will not, and its consummation of the transactions contemplated hereby and thereby will not, violate, conflict with or result in a breach of any provision of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination of, or accelerate the performance required by, or result in a right of termination or acceleration under, or result in the creation of any lien, security interest, charge or encumbrance upon any of its properties or assets under any of the terms, conditions or provisions of (i) its Certificate of Incorporation or By-Laws, (ii) any statute, law, ordinance, rule, regulation, judgment, decree, ord6 r, injunction, writ, permit or license of any court or governmental authority applicable to it or any of its properties or assets, or
(iii) any note, bond, mortgage, indenture, deed of trust, license, franchise, permit, concession, contract, lease or other instrument, obligation or agreement of any kind to which it is now a party or by which it or any of its properties or assets may be bound, excluding from the foregoing clauses (ii) and (iii), such violations, conflicts, breaches, defaults, terminations, accelerations or creations of liens, security interests, charges or encumbrances that would not, in the aggregate, have a Material Adverse Effect on the Company.

     (c) No declaration, filing or registration with, or notice to, or authorization, consent or approval of, any governmental or regulatory body or authority is necessary for the Company's execution and delivery of this Agreement or its consummation of the transactions contemplated hereby, other than such declarations, filings, registrations, notices, authorizations, consents or approvals which, if not made or obtained, as the case may be, would not, in the aggregate, have a Material Adverse Effect on the Company.

     SECTION 4.5 The Company's SEC Reports. The Company Common Stock is registered under Section 12 of the Exchange Act. Except as set forth in the Company Disclosure Schedule, since its discharge from its Chapter 11 Bankruptcy Proceeding in the United States Bankruptcy Court for the Southern District of New York on May 23, 1996 (the "Discharge Date"), the Company has filed on a timely basis all reports, registrations and other documents, together with any amendments thereto, required to be filed under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including but not limited to reports on Forms 1 O-K, 1 O-Q and 8-K, and the Company will file on a timely basis all such reports, registrations and other documents required to be filed by it from the date of this Agreement to the Closing Date (all such reports, registrations and documents, including its Form 8-A and all reports, registrations and documents filed or to be filed with the SEC, including the registration statement relating to the Company's outstanding common stock and warrants, are collectively referred to as the "Company's SEC Reports"). As of their respective dates, the Company's SEC Reports complied or will comply in all material respects with all rules and regulations promulgated by the SEC and did not or will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not ' misleading. The Company has provided to the Managing Member a true and complete copy of all of the Company's SEC Reports filed on or prior to the date hereof, and will promptly provide to the Managing Member a true and complete copy of any such reports filed after the date hereof and prior to the Closing Date.

     SECTION 4.6 Contracts Listed; No Default. All material contracts, agreements, licenses, leases, easements, permits, rights of way, commitments, and understandings, written or oral, connected with or relating in any respect to the present operations of the Company (except employment or other agreements terminable at will) are, with the exception of this Agreement, described in the Company's SEC Reports and listed as exhibits thereto (the "Company Contracts"). To the knowledge of the Grossman Parties, the Company is not in material default or breach of any provision of the Company Contracts.

     SECTION 4.7 Litigation. Except as set forth in Schedule 4.7 of the Company Disclosure Schedule there is no (i) claim, action, suit or proceeding pending or, to the knowledge of the Grossman Parties', threatened against or directly relating to the Company before any court or governmental or regulatory authority or body or arbitration tribunal, or (ii) outstanding judgment, order, writ, injunction or decree, or application, request or motion therefor, of any court, governmental agency or arbitration tribunal in a proceeding to which the Company or any of its assets was or is a party except, in the case of clause's -(i) and
(ii) above, such as would not, individually or in the aggregate, have a Material Adverse Effect on the Company.

     SECTION 4.8 Taxes. Except as disclosed in Section 4.8 of the Company Disclosure Schedule: (i) the Company has prepared and timely filed or will timely file with the appropriate governmental agencies all material franchise, income and all other material Tax (as hereinafter defined) returns and reports (Tax returns and reports are hereinafter collectively referred to as "Tax Returns") required to be filed for any period on or before the Closing Date, taking into account any extension of time to file granted to or obtained on behalf of the Company (copies of which for the three preceding fiscal years have been delivered to the Managing Member); (ii) all material Taxes of the Company (whether or not reported) in respect of the post-Discharge Date period have been paid in full to the proper authorities or fully accrued appear on the books of the Company, other than such Taxes as are being contested in good faith by appropriate proceedings and are adequately reserved for in accordance with generally accepted accounting principles ("GAAP"); (iii) all deficiencies resulting from Tax examinations of federal, state and foreign income sales and franchise and all other material Tax Returns filed by the Company since the Discharge Date have either been paid or adequately reserved for in accordance with GAAP; (iv) to the knowledge of the Grossman Parties, (a) no material deficiency has been asserted or assessed against the Company and is pending, and
(b) no examination of the Company is pending or threatened for any material amount of Tax by any taxing authority (with respect to any such action, Section
4.8 of the Company Disclosure Schedule sets forth the periods at issue and the category of Tax, and the examining authorities' and any corresponding revenue agents' reports relating to the issue provided to the Company have been * delivered to the Managing Member); (v) no extension of the period for assessment or collection of any material Tax is currently in effect and no extension of time within which to file any material Tax Return has been requested, which Tax Return has not since been filed; (vi) to the knowledge of the Grossman Parties, no material Tax liens have been filed with respect to any Taxes; (vii) the Company has not agreed to make any adjustment by reason of a change in its accounting methods that would affect the taxable income or deductions of the Company for any period ending after the Closing Date; (viii) the Company has made timely payments of all Taxes required to be deducted and withheld from the wages paid to their employees; (ix) there are no Tax sharing agreements or arrangements with any par ty other than the Company under which the Company will have any obligation or liability on or after the Closing Date; (x) the Company has the net operating loss carryforwards set forth in Section 4.8 of the Company Disclosure Schedule, (xi) the Company has no overall foreign losses as defined in Section 904(f)(2) of the Code; (xii) to the knowledge of the Grossman Parties, all payments, other than payments of dividends, since the Discharge Date will be deductible or capitalizable for Tax purposes (including any payments made by the Company pursuant to any transaction contemplated by this Agreement), except for any payments the failure of which to be deductible or capitalizable would not, individually or in the aggregate, have a Material Adverse Effect on the Company; (xiii) to the knowledge of the Grossman Parties, there are no transfer pricing agreements made by the Company with any taxation authority; (xiv) the Company has not made an election under Section 341 (f) of the Code; and (xv) the Company is not obligated to make any payments that would constitute excess parachute payments within the meaning of Section 280G of the Code.

     "Tax" or "Taxes" shall mean all,federal, state, local and foreign taxes, duties, levies, charges and assessments of any nature, including social security payments and deductibles relating to wages, salaries and benefits and payments to subcontractors (to the extent required under applicable Tax law), and also including all interest, penalties and additions imposed with respect to such amounts.

     SECTION 4.9 Employee Benefit Plans;  ERISA.  Except as set forth in Section
4.9 of the Company Disclosure Schedule.-

     (a) there are: no "employee pension benefit plans" as defined in Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), covering employees (or former employees) employed in the United States, maintained or contributed by the Company or any of its ERISA Affiliates (as hereinafter defined), or to which the Company or any of its ERISA Affiliates contributes or is obligated to make payments thereunder or otherwise may have any liability ("Pension Benefit Plans"), For purposes of this Agreement, "ERISA Affiliate" shall mean any person (as defined in Section 3(9) of ERISA) that is a member of any group of persons described in Section 414(b), (c), (m) or (o) of the Code of which the Company is a, member.

     (b) The Company has delivered to the Managing Member true and complete copies of all "welfare benefit plans" (as defined in Section 3(l) of ERISA)
covering employees (or former employees) employed in the United States, maintained or contributed to by the Company ("Welfare Plans"), all multi-employer plans (as defined in Section 3(37) of ERISA) covering employees (or former employees) employed in the United States to which the Company or any of its ERISA Affiliates is required to make contributions or otherwise may have any liability, and, to the extent covering employees (or former employees) employed in the United States, all stock bonus, stock option, restricted stock, stock appreciation right, stock purchase, bonus, incentive, deferred compensation, severance and vacation plans maintained or contributed to by the Company.

     (c) The Company, and each of the Pension Benefit Plans and Welfare Plans, are in material compliance with the applicable provisions of ERISA and other applicable laws.

     (d) All contributions to, and payments from, the Pension Benefit Plans which are required to have been made in accordance with the Pension Benefit Plans and, when applicable, Section*302 of ERISA or Section 412 of the Code have been timely made.

     (e) The Pension Benefit Plans intended to qualify under Section 401 of the Code have been determined by the Internal Revenue Service ("IRS") to be so qualified and, to the Company's knowledge, nothing has occurred with respect to the operation of such Pension Benefit Plans which would cause the loss of such qualification or exemption or the imposition of any material liability, penalty or tax under ERISA or the Code. Such plans have been or will be amended on a timely basis to comply with changes to the Code made by the Tax Reform Act of 1986 and other applicable legislative, regulatory or administrative requirements.

     (f) There are (i) no investigations pending or, to the knowledge of the Grossman Parties, threatened by any governmental entity involving the Pension Benefit Plans or Welfare Plans, (ii) no termination proceedings involving the Pension Benefit Plans and (iii) no pending or, to the knowledge of the Grossman Parties, threatened claims (other than routine claims for benefits), suits or proceedings against any Pension Benefit or Welfare Plan, against the assets of any of the trusts under any Pension Benefit or Welfare Plan or against any fiduciary of any Pension Benefit or Welfare Plan with respect to the operation of such plan or asserting any rights or claims to benefits under any Pension Benefit Plan or against the assets of any trust under such plan, nor, to the knowledge of the Grossman Parties, are there any facts which would give rise to any liability.

     (g) To the knowledge of the Grossman Parties, neither the Company nor any of its employees or principal shareholders, nor any trustee, administrator, other fiduciary or any other "party in interest" or "disqualified person" with respect to the Pension Benefit Plans or Welfare Plans, has engaged in a "prohibited transaction" (as such term is defined in Section 4975 of the Code or Section 406 of ERISA) which would be reasonably likely to result in a tax or penalty on the Company under Section 4975 of the Code or Section 502(i) of ERISA.

     (h) Neither any Pension Benefit Plan subject to Title IV of ERISA nor any trust created thereunder h ' as been- terminated nor have there been any "reportable events" (as defined in Section 4043 of ERISA and the regulations thereunder) with respect to either thereof, except any such event which would not, individually or in the aggregate, have a Material Adverse Effect on the Company nor has there been any event with respect to any Pension Benefit Plan requiring disclosure under Section 4063(a) of ERISA or any event with respect to any Pension Benefit Plan requiring disclosure under Section 4041 (c)(3)(C) of ERISA.

     (i) Neither the Company nor any ERISA Affiliate has incurred any currently outstanding liability to the Pension Benefit Guaranty Corporation (the "PBGC") or to a trustee appointed under Section 4042(b) or (c) of ERISA other than for the payment of premiums, all of which have been paid when due. No Pension

Benefit Plan has applied for, or received, a waiver of the minimum funding standards imposed by Section 412 of the Code.

     Neither the Company nor any of the ERISA Affiliates has any liability (including any contingent liability under Section 4204 of ERISA) with respect to any multi-employer plan, within the meaning of Section 3(37) of ERISA, covering employees (or former employees) employed in the United States.

     (k) With respect to each of the Pension Benefit and Welfare Plans, true, correct and complete copies of the following documents have been delivered to the Managing Member: (i) the current plans and related trust documents, including amendments thereto, (ii) any current summary plan descriptions, (iii) the most recent Forms 5500, financial statements and actuarial reports, if applicable, and (iv) the most recent IRS determination letter, if applicable.

     (1) Neither the Company nor any organization to which the Company is a successor or parent corporation, within the meaning of Section 4069(b) of ERISA, nor any of their ERISA Affiliates has engaged in any transaction, within the meaning of Section 4069(a) of ERISA.

     (m) None of the Welfare Plans maintained by the Company are retiree life or retiree health insurance plans which provide for continuing benefits or coverage for any participant or any beneficiary of a participant following termination of employment, except as may be required under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), or except at the expense of the participant or the participant's beneficiary. The Company has complied with the notice and continuation requirements of Section 4980B of the Code, COBRA,
Part 6 of Subtitle B of Title I of ERISA and the regulations thereunder except where the failure to comply would not, individually or in the aggregate, have a Material Adverse Effect on the Company.

     (n) No liability under any Pension Benefit or Welfare Plan has been funded nor has any such obligation been satisfied with the purchase of a contract from an insurance company as to which the Company has received notice that such insurance company is in rehabilitation.

     (o) The consummation of the Transactions will not result in an increase in the amount of compensation or benefits or accelerate the vesting or timing of payment of any benefits or compensation payable to or in respect of any employee of the Company.

     SECTION 4.10 No Violation of Law. Except as set forth in Section 4. 10 of the Company Disclosure Schedule, the Company is not in violation of, and has not been given notice or been charged with any violation of, any law, 'statute, order, rule, regulation, ordinance or judgment (including, without limitation, any applicable environmental law, ordinance or regulation) of any governmental or regulatory body or authority, except for violations which, in the aggregate, do not have, and would not reasonably be expected to have, a Material Adverse

Effect on the Company. The Company has not rece ' ived any written notice that any investigation or review with respect to it by any governmental or regulatory body or authority is pending or threatened, other than, in each case, those the outcome of which, as far as reasonably can be foreseen, would not reasonably be expected to have a Material Adverse Effect on the Company. The Company has all permits, licenses, franchises, variances, exemptions, orders and other governmental authorizations, consents and approvals necessary to conduct its business as presently conducted, except for those, the absence of which, alone or in the aggregate, would not have a Material Adverse Effect on the Company (collectively, "Permits"). The Company (a) has duly and timely filed all reports and other information required to be filed with any governmental or regulatory authority in connection with its Permits, and (b) is not in violation of the terms of any of its Permits, except for such omissions or delays in filings, reports or violations which, alone or in the aggregate, would not have a Material Adverse Effect on the Company. Section 4.11 of the Company Disclosure Schedule contains a list of Permits.

     SECTION 4.11 Environmental Matters. (a) To the knowledge of the Grossman Parties, the Company and the properties and assets used in its business (including the Real Properties (as hereinafter defined)) occupied by the Company are in material compliance with all applicable Environmental Laws (as hereinafter defined), which compliance includes, without limitation, the possession of all material licenses, permits, registrations and other governmental authorizations (collectively, "Environmental Authorizations") required under applicable Environmental Laws and material compliance with the terms and conditions thereof. To the knowledge of the Grossman Parties, since the Discharge Date, the Company has not received any communication, whether from a Governmental Authority (as hereinafter defined), citizen group, employee or otherwise, that alleges that the Company or any of the properties or assets used in its business (including the Real Properties) is not in full compliance with Environmental Laws.

     (b) There is no Environmental Notice (as hereinafter defined) that (i) is pending or, to the knowledge of the Grossman Parties, threatened against the Company, (ii) is pending or, to the knowledge of the Grossman Parties, threatened against any person or entity whose liability for such Environmental Notice may have been retained or assumed contractually or otherwise by the Company, or (iii) to the knowledge of the Grossman Parties, could subject the Managing Member or Emergent Ventures to any risk of loss or damages, in each case which is reasonably likely to have a Material Adverse Effect on the Company.

     (c) Except as set forth in Section 4.11 of the Company Disclosure Schedule, and to the knowledge of the Grossman Parties, there are no past or present actions, activities, circumstances, conditions, events or incidents arising out of, based upon, resulting from or relating to the operation, ownership or use by the Company of any properties or assets (including the Real Properties) currently owned, operated, leased or used by the Company, including, without limitation, the emission, discharge, disposal or other release of any Hazardous Material (as hereinafter defined) in or into the Environment (as hereinafter defined), that (i) could reasonably be expected to result in the incurrence by the Company of material liabilities under Environmental Laws, (ii) could reasonably be expected to form the basis of any Environmental Notice relating to a material risk of loss or damage against or with respect to the Company, or against any persons or entity whose 'liability for any Environmental Notice may have been retained or assumed (contractually or otherwise) by or could be imputed or attributed by law to the Company or (iii) could subject the Company to any material risk of loss or damages.

     (d) Without in any way limiting the generality of the foregoing, to the knowledge of the Grossman Parties, and except as set forth in Section 4.11 of the Company Disclosure Schedule, (1) there are and have been no underground or above ground storage tanks or other storage receptacles, or related piping used for storage or transport of Hazardous Materials, located on, at or under property (including the Real Properties) owned, operated, leased or used by the Company, (2) there are and have been no polychlorinated biphenyls used or stored by the Company, (3) there are and have been no properties (including the Real Properties) currently or formerly owned, operated, managed, leased or used by the Company (or any of its predecessors in interest) at which Hazardous Materials generated, used, owned, managed, stored or controlled by the Company may have been disposed of or otherwise released into the Environment in violation of the law and (4) there is no friable asbestos contained in or forming part of any building, building component, structure or office space owned, operated, leased or used by the Company, in each case which is reasonably likely to have a Material Adverse Effect.

     (e) To the knowledge of the Grossman Parties, since the Discharge Date no lien has been recorded in the public records under Environmental Laws with respect to any properties, assets or facilities (including the Real Properties) owned, operated, managed, leased or used by the Company.

         (f) To the knowledge of the Grossman Parties, the Company has given the Managing. Member and its authorized representatives access to all material records and files in its possession relating to actual or potential compliance or liability issues of the Company under Environmental Laws, including, without limitation, all reports, studies, analyses, tests or monitoring results pertaining to the existence of Hazardous Materials or any other environmental concern relating to properties, assets or facilities (including the Real Properties) currently or formerly owned, operated, managed, leased, used or controlled by the Company, or otherwise concerning compliance with or liability under Environmental Laws.

     (g) To the knowledge of the Grossman Parties, there has been no disposal, release, discharge, spillage, uncontrolled loss, seepage or filtration of Hazardous Material on-site at any properties, assets or facilities (including the Real Properties) at which business operations of the Company are or have been conducted in material violation of the law (the "Properties") and, except as set forth in Section 4.11 of the Company Disclosure Schedule, any Hazardous

Material which remains on the Properties is being managed in all material respects in accordance with applicable state and Federal law and the regulations adopted thereunder.

          (h)  For purposes of this Agreement:

                    (i) "Environment' shall mean any surface water, ground water, or drinking water supply, land surface or subsurface strata, or ambient air and includes, without limitation, any indoor location.

                    (ii) "Environmental Laws" shall mean (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S. C. 9601 et seq.; (ii) the Resource Conservation and Recovery Act, as amended, 42 U.S.C. ?9601 et seq.; (iii) the Toxic Substances Control Act, as amended, 15 U.S.C. ?9601 et seq.; and (iv) any other federal or state law or regulation relating to the protection of the Environment.

                    (iii)"Environmental Notice" shall mean any written notice or claim by any Governmental Authority or other third party alleging liability (including, without limitation, potential liability for investigatory costs, clean-up costs, governmental costs, compliance costs or harm, injuries or damages to any person, property, natural resources, or any fines or penalties) arising out of, based upon, resulting from or relating to any Environmental Law.

                    (iv) . ".Governmental Authority' shall mean any government or political subdivision or any agency, authority, bureau, central bank, commission, department or instrumentality, or any court, tribunal, grand jury or arbitrator, in each case whether foreign or domestic.

                    (v) "Hazardous Materiaf'shall mean any substance included within the definition of "hazardous substance," "hazardous waste," "toxic substance," "toxic pollutant," "hazardous pollutant," or any similar term under any Environmental Law and specifically includes polychlorinated biphenyls and petroleum, oil, or petroleum or oil products, derivatives or constituents, including, without limitation, crude oil or any fraction thereof, excluding, however, a substance present only in de minimis quantities that (i) does not present a material risk of harm to public health or the Environment and that (ii) would not be the subject of an enforcement action if brought to the attention of appropriate governmental agencies.

                    (vi) "Real Property'shall mean all right, title and interest of the 'Company (including any leasehold estate) in and to a parcel of real property owned or operated by the Company together with, in each case, all improvements and appurtenant fixtures, equipment, personal property, easements and other property and rights incidental to the ownership, lease or operation thereof.

     SECTION 4.12 Insurance. The Company is covered by insurance policies, or renewals thereof, as identified and described in Section 4.12 of the Company Disclosure Schedule. To the knowledge of the Grossman Parties, there is no material liability under any insurance policy in the nature of a retroactive rate adjustment or loss sharing or similar arrangement except as set forth on the Company Disclosure Schedule.

     SECTION 4.13 Leases. To the knowledge of the Grossman Parties, the Company is not in default in the performance of any material provision of any lease to which it is a party, whether as lessor or lessee.

     SECTION 4.14 Labor Matters. The Company is not a party to any union contract or other collective bargaining agreement, other than those set forth in
Section 4.14 of the Company Disclosure Schedule, true and complete copies of which contracts have been delivered to the Managing Member. The Company is in compliance in all material respects with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, and the Company is not engaged in any unfair labor practice. There is no labor strike, slowdown or stoppage pending (or, to the knowledge of the Grossman Parties, any labor strike or stoppage threatened) against or affecting the Company. No petition for certification has been filed and is pending before the National Labor Relations Board with respect to any employees of the Company who are not currently organized.

     SECTION 4.15 Employees. Except as set forth in the Company's SEC Reports or in Section 4.15 of the Company Disclosure Schedule, the Company is not a party to any employment, management services, consultation or other contract or agreement with any past or present officer, director or,employee or, to the knowledge of the Grossman Parties, any entity affiliated with any past or present officer, director or employee.

     SECTION 4.16 Financial Statements. The financial statements of the Company included in the Company's SEC Reports (the "Company Financial Statements") present fairly, in all material respects, the financial position of the Company as of the respective dates and the results of its operations for the periods covered in accordance with GAAP and in accordance with Regulation SA of the SEC (subject, in the case of audited period financial statements, to recurring year-end adjustments which, individually or collectively, are not material). Without limiting the generality of the foregoing, (i) except as set forth in the Company Disclosure Schedule, there is no basis for any assertion against the Company of any material debt, liability or obligation of any nature not fully reflected or reserved against in the Company Financial Statements or in the notes thereto; and (ii) there are no assets of the Company, the value of which (in the reasonable judgment of the Company) is materially overstated in the Company Financial Statements. Except as disclosed in the Company Financial
Statements or in the Company Disclosure Schedule, the Company has no known material contingent liabilities (including liabilities for taxes). Except as disclosed in the Company Disclosure Schedule, the Company is not a party to any contract or agreement for the forward purchase or sale of any foreign currency and has not invested in any "derivatives."

     SECTION 4.17 Absence of Certain  Changes or Events.  Except as set forth in
Section 4.17 of the Company Disclosure Schedule, since January 31, 2000, there has not been:

     (a) any material adverse change in the financial condition, operations, properties, assets, liabilities or business of the Company;

     (b) any material damage, destruction or loss of any material properties of the Company considered as one enterprise, whether or not covered by insurance;

     (c) any material change in the manner in which the business of the Company considered as one enterprise has been conducted; or

     (d) any occurrence not included in paragraphs (a) through (c) of this Section which has resulted, or which the Company has reason to believe, could reasonably be expected to result, in a Material Adverse Effect on the Company.

     SECTION 4.18 Books, Records and Accounts. The Company's books, records and accounts fairly and accurately reflect in all material respects transactions and dispositions of assets by the Company, and the system of internal accounting controls of the Company is sufficient to assure that: (a) transactions are executed in accordance with management's authorization; (b) transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP, and to maintain accountability for assets; (c) access to assets is permitted only in accordance with management's authorization; and (d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     SECTION 4.19 OTC Bulletin Board. The Company Common Stock, the Class A Warrants and the Class B Warrants are quoted on the Nasdaq Stock Market Inc. OTC Bulletin Board under the respective symbols DYNI, DYNIW, DYNIZ, and the Company is in compliance in all respects with all rules and regulations of the National Association of Securities Dealers, Inc. applicable to the Company.

     SECTION 4.20 Brokers and Finders. The Company has not employed any investment banker, broker, finder, consultant or intermediary in connection with the transactions contemplated by this Agreement which would be entitled to any investment banking, brokerage, finder's or similar fee or commission in connection with this Agreement or the transactions contemplated hereby.

     SECTION 4.21 No Omissions or Untrue Statements. No representation or warranty made to the Managing Member in this Agreement, the Company Disclosure Schedule or in any certificate of the Grossman Parties or a Company officer required to be delivered to the Managing Member pursuant to the terms of this Agreement contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements contained herein or therein in light of the circumstances in which made not misleading as of the date hereof and as of the Closing Date.

                                    ARTICLE V

              REPRESENTATIONS AND WARRANTIES OF THE MANAGING MEMBER

     The Managing Member hereby represents and warrants to the Company and to the Grossman Parties as follows (subject in each case to such exceptions as are set forth or cross-referenced in the Managing Member Disclosure Schedule in the labeled section corresponding to the caption of the representation or warranty to which such exceptions relate):

     SECTION 5.1 Organization and Qualification. Each of the Managing Member and Emergent Ventures is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Delaware. Each of the Managing Member and Emergent Ventures has all requisite limited liability company power to carry on its business as it is now being conducted and is duly qualified to do business as a foreign limited liability company and is in good standing in all jurisdictions set forth in Section 5.1 of the Managing Member Disclosure Schedule, and to the knowledge of the Managing Member, such jurisdictions are the only ones in which the properties owned, leased or operated by the Managing Member or Emergent Ventures or the nature of the business conducted by either makes such qualification necessary, except where the failure to qualify (individually or in the aggregate) will not have any Material Adverse Effect on Emergent Ventures. The copies of the Certificate of Formation and the operating agreement of each of the Managing Member and Emergent Ventures previously delivered to the Company are true and complete copies of these documents as.. now in effect.

     SECTION 5.2 Capitalization. Schedule 5.2 sets forth a true, correct and complete list of the Emergent Members. The membership interests in Emergent Ventures held by the Emergent Members constitute all of the outstanding equity interests in Emergent Ventures. All of such membership interests are duly authorized, validly issued and outstanding, fully paid and nonassessable, and were not issued in violation of the preemptive rights of any person. There are no subscriptions, options, warrants, rights or calls or other commitments or agreements to which Emergent Ventures is a party or by which it is bound, calling for any issuance, transfer, sale or other disposition of any membership interests, or any other equity interests, in Emergent Ventures. There are no outstanding securities convertible or exchangeable, currently or contingently, into equity interests in Emergent Ventures.

     SECTION 5.3 Authority; Non-Contravention; Approvals.

     (a) The Managing Member has full limited liability company power and authority to enter into this Agreement. The Managing Member's execution and delivery of this Agreement has been duly authorized by its members and no other limited liability proceedings on its part are necessary to authorize its execution and delivery of this Agreement. This Agreement has been duly and validly executed and delivered by the Managing Member and constitutes its valid and binding agreement, enforceable against it in accordance with its terms, except that such enforcement may be subject to the Bankruptcy Exception.

     (b) The Managing Member's execution and delivery of this Agreement does not violate, conflict with or result in a breach of any provision of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination of, or accelerate the performance required by, or result in a right of termination or acceleration under, or result in the creation of any lien, security interest, charge or encumbrance upon any of the properties or assets of the Managing Member or Emergent Ventures, under any of the terms, conditions or provisions of (i) the certificate of formation or operating agreement of the Managing Member or Emergent Ventures, (ii) any statute, law, ordinance, rule, regulation, judgment, decree, order, injunction, writ, permit or license of any court or governmental authority applicable to the Managing Member or Emergent Ventures or any of their properties or assets, or (iii) any note, bond, mortgage, indenture, deed of trust, license, franchise, permit, concession, contract, lease or other instrument, obligation or agreement of any kind to which the Managing Member or Emergent Ventures is,now a party or by which they or any of their properties or assets may be bound, excluding from the foregoing clauses (ii) and (iii), such violations, conflicts, breaches, defaults, terminations, accelerations or creations of liens, security interests, charges or encumbrances that would not, in the aggregate, have a Material Adverse Effect on Emergent Ventures,

     (c) No declaration, filing or registration with, or notice to, or authorization, consent or approval of, any governmental or regulatory body or authority is necessary for the Managing Member's execution and delivery of this Agreement or its consummation of the transactions contemplated hereby, other than such declarations, filings, registrations, notices, authorizations, consents or approvals which, if not made or obtained, as the case may be, would not, in the aggregate, have a Material Adverse Effect on Emergent Ventures.

     SECTION 5.4 Litigation. There is no (i) claim, action, suit or proceeding pending or, to the knowledge of the Managing Member, threatened against or directly relating to Emergent Ventures before any court or governmental or regulatory authority or body or arbitration tribunal, or (ii) outstanding judgment, order, writ, injunction or decree, or application, request or motion therefor, of any court, governmental agency or arbitration tribunal in a proceeding to which Emergent Ventures or any of its assets was or is a party except, in the case of clauses (i) and (ii) above, such as would not, individually or in the aggregate, either materially impair or preclude the ability of the Emergent Members to consummate the Emergent Interest Transfer or the other transactions contemplated hereby or have a Material Adverse Effect on Emergent Ventures.

     SECTION 5.5 No Violation of Law. Emergent Ventures is not in violation of and has not been given notice or been charged with any violation of, any law, statute, order, rule, regulation, ordinance or judgment (including, without limitation, any applicable environmental law, ordinance or regulation) of any governmental or regulatory body or authority, except for violations which, in the aggregate, do not have, and would not reasonably be expected to have, a Material Adverse Effect on Emergent Ventures. Neither the Managing Member nor Emergent Ventures has received any written notice that any investigation or review with respect to Emergent Ventures by any governmental or regulatory body or authority is pending or threatened, other than, in each case, those the outcome of which, as far as reasonably can be foreseen, would not reasonably be expected to have a Material Adverse Effect on Emergent Ventures.

     SECTION 5.6 Financial Statements. Section 5.6 of the Managing Member Disclosure Schedule contains an unaudited consolidated balance sheet of Emergent Ventures as of June 12, 2000 (the "Emergent Ventures Financial Statements"). The Emergent Ventures Financial Statements present fairly, in all material respects, the financial position of Emergent Ventures as of June 12, 2000. Without limiting the generality of the foregoing, (i) except as set forth in Section 5.6 of the Managing Member Disclosure Schedule, as of June 12, 2000, there was no material debt, liability or obligation of any nature not reflected or reserved against in the Emergent Ventures Financial Statements required to be so reflected or reserved in accordance with GAAP; and (ii) there are no assets of Emergent Ventures, the value of which (in the reasonable judgment of the Managing Member) is materially overstated in the Emergent Ventures Financial Statements. Except as disclosed therein or in Section 5.6 of the Managing Member Disclosure Schedule or as incurred in the ordinary course of business since June 12, 2000, Emergent Ventures has no known material contingent liabilities (including liabilities for Taxes). Except as disclosed in the Managing Member Disclosure Schedule, Emergent Ventures is not a party to.any contract or agreement for the forward purchase or sale of any foreign currency and has not invested in any "derivatives."

     SECTION 5.7 Assets. Section 5.7 of the Managing Member Disclosure Schedule sets forth a complete list, as of the date of this Agreement, of all material assets of Emergent Ventures.

     SECTION 5.8 Taxes. Emergent Ventures has duly filed all Returns required to be filed by it other than Returns which the failure to file would have no material adverse effect on the business of Emergent Ventures. All such Returns were, when filed, and to the Managing Member's knowledge are, accurate and completed in all material respects and were prepared in conformity with applicable laws and regulations. Emergent Ventures has paid or will pay in full or has adequately reserved against all Taxes otherwise assessed against it through the Closing Date. Emergent Ventures is not a party to any pending action or proceeding by any governmental authority for the assessment of any Tax, and, to the knowledge of the Managing Member, no claim for assessment or collection of any Tax has been asserted against Emergent Ventures that has not been paid, There are no Tax liens upon the assets of Emergent Ventures. There is no valid basis, to the Managing Member's knowledge, for any assessment, deficiency, notice, 30-day letter or similar intention to assess any Tax to be issued to Emergent Ventures by any governmental authority.

     SECTION  5.9 Absence of Certain  Changes or Events.  Except as set forth in
Section 5.9 of the Managing Member Disclosure Schedule, since June 12, 2000, there has not been:

     (a) any material adverse change in the financial condition, operations, properties, assets, liabilities or business of Emergent Ventures;

     (b) any material damage, destruction or loss of any material properties of Emergent Ventures considered as one enterprise, whether or not covered by insurance;

     (c) any material change in the manner in which the business of Emergent Ventures considered as one enterprise has been conducted; and

     (d) any occurrence not included in paragraphs (a) through (c) of this Section which has resulted, or which the Managing Member has reason to believe, could reasonably be expected to result, in a Material Adverse Effect on Emergent Ventures.

     SECTION 5.10 Business of Emergent Ventures. The business of Emergent Ventures is as described in Emergent Ventures' Confidential Offering Memorandum dated March 1, 2000, a true and complete copy of which is set forth in Schedule
5.10 of the Managing Member Disclosure Schedule.

     SECTION 5.11 Brokers and Finders. Neither the Managing Member nor Emergent Ventures has employed any investment banker, broker, finder, consultant or intermediary in connection with the transactions contemplated by this Agreement which would be entitled to any investment banking, brokerage, finders or similar fee or commission in connection with this Agreement or the transactions contemplated hereby.

     SECTION 5.12 No Omissions or Untrue Statements. No representation or warranty made by the Managing Member to the Company in this Agreement, the Managing Member Disclosure Schedule or in any certificate of the Managing Member required to be delivered to the Company pursuant to the terms of this Agreement contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements contained herein or therein in light of the circumstances in which made not misleading as of the date hereof and as of the Closing Date.

                                   ARTICLE VI

             REPRESENTATIONS AND WARRANTIES OF THE EMERGENT MEMBERS

     The Emergent Members hereby jointly, and not severally, represent and warrant to the Company as follows:

     SECTION 6.1 Authority. Each Emergent Member has full power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement by each Emergent Member, and the consummation by such Emergent Member of the transactions contemplated hereby, have been duly authorized by each Emergent Member. This Agreement has been duly and validly executed and delivered by each Emergent Member, and constitutes a valid and binding agreement of each Emergent Member enforceable against each Emergent Member in accordance with its terms, except that such enforcement may be subject to the Bankruptcy Exception.

     SECTION 6.2 Approvals. No declaration, filing or registration with, or notice to, or authoriza*tion, consent or approval of, any governmental or regulatory body or authority is necessary for the execution and delivery of this Agreement by the Emergent Members or the consummation by the Emergent. Members of the transactions contemplated hereby.

                                   ARTICLE VII

                  CONDUCT OF BUSINESS PENDING THE CLOSING DATE

     SECTION 7.1 Conduct of the Company's Business Prior to Closing Date.

     (a) During the period from the date hereof to the Closing Date, except as otherwise expressly contemplated by this Agreement or as the Managing Member shall otherwise specifically consent to in writing, the Company covenants and agrees that it shall, and the Grossman Parties covenant and agree that they shall cause the Company to, conduct the Company's business in the ordinary and usual course of business and consistent with past practice. By way of amplification and not limitation, during the period from the date hereof to the Closing Date, except as otherwise expressly contemplated by this Agreement or as the Managing Member shall otherwise specifically consent to in writing, the Company covenants and agrees that it shall (i) use reasonable efforts to preserve intact its business organization and goodwill, (ii) confer on a regular basis with one or more representatives of the Managing Member to report on material operational matters and the general status of ongoing operations; and
(iii) file with the SEC on a timely basis all forms, statements, reports and documents (including all exhibits, amendments and supplements thereto) required to be filed by it pursuant to the Exchange Act.

     (b) During the period from the date hereof to the Closing Date, except as otherwise expressly contemplated by this Agreement or as the Managing Member shall otherwise specifically consent to in writing, the Company covenants and agrees that it shall not do or propose to do, and the Grossman Parties covenant and agree that they will not cause the Company to do or propose to do, any of the following-

          (1) (i) split, combine or reclassify its outstanding capital stock or declare, set aside or pay any dividend or distribution payable in cash, stock, property or otherwise, (ii) spin-off, distribute, sell, transfer or otherwise dispose of any assets or businesses,
               (iii) engage in any transaction for the purpose of effecting a recapitalization, or (iv) engage in any transaction or series of related transactions which has a similar effect to any of the foregoing;

          (2) issue, sell, pledge or dispose of, or agree to issue, sell pledge or dispose of, any additional shares of, or any options, warrants or rights of any kind to acquire any shares of its capital stock of any class or any debt or equity securities convertible into or exchangeable for such capital stock or amend or modify the terms and conditions of any of the foregoing, except that it may issue shares upon exercise of outstanding options or warrants; or

          (3) (i) redeem, purchase, acquire or offer to purchase or acquire any shares of its capital stock, other than as required by the governing terms of such securities, (ii) take or fail to take any action which action or failure to take action would cause the Emergent Members to recognize gain or loss for federal income tax purposes as a result of the issuance of shares of Company Common Stock thereto; (iii) take or fail to take any action which action or failure to take action would cause the Distribution not to qualify for federal income tax purposes as a reorganization within the meaning of Section 368(a)(1)(D) of the Code, (iv) make any acquisition of any material assets (except in the ordinary course of business) or businesses, (v) sell any material assets (except in the ordinary course of business) or businesses, or
               (vi) enter into any contract, agreement, commitment or arrangement to do any of the foregoing.

     SECTION 7.2 Conduct of Emergent Ventures' Business Prior to Closing Date.

     (a) During the period from the date hereof to the Closing Date, except as otherwise expressly contemplated by this Agreement or as the Company shall otherwise specifically consent to in writing, the Managing Member covenants and agrees that it shall cause Emergent Ventures to conduct the business of Emergent Ventures in the ordinary and usual course of business and consistent with past practice.

     (b) During the peri od from the date hereof to the Closing Date, except as otherwise expressly contemplated by this Agreement or as the Company shall otherwise specifically consent to in writing, the Managing Member covenants and agrees that it shall not do or propose to do, and will not cause Emergent Ventures to do or propose to do, any of the following:

          (1) (i) split, combine or reclassify its outstanding membership interests or declare, set aside or pay any dividend or distribution payable in cash, stock, property or otherwise, (ii) spin-off, distribute, sell, transfer or otherwise dispose of any assets or businesses owned or held by Emergent Ventures, (iii) engage in any transaction for the purpose of effecting a recapitalization, or (iv) engage in any transaction or series of related transactions which has a similar effect to any of the foregoing; or

          (2) issue or sell, or agree to issue or sell, any additional membership or other equity interests in Emergent Ventures.

     SECTION 7.3 No Solicitation by the Company or the Grossman Parties. (a) The Company and the Grossman Parties agree that, prior to the Closing Date or the termination or abandonment of this Agreement, the Company shall not give authorization or permission to any of its directors, officers, employees, agents or representatives to, and the Company and the Grossman Parties shall use all reasonable efforts to see that such persons do not, directly or indirectly, solicit, initiate, facilitate or encourage (including by way of furnishing or disclosing information) any merger, consolidation, other business combination involving the Company, acquisition of all or any substantial portion of the assets or capital stock of the Company or of the assets of any division of the Company, or inquiries or proposals concerning or which may reasonably be expected to lead to, any of the foregoing (a "Company Acquisition Transaction") or negotiate, explore or otherwise knowingly communicate in any way with any third party (other than Emergent Ventures, the Managing Member or any affiliate thereof) with respect to any Company Acquisition Transaction or enter into any agreement, arrangement or understanding requiring it to abandon, terminate or fail to consummate the Transactions or any other transactions, expressly contemplated by this Agreement, or contemplated to be a material part thereof; provided, however, that nothing contained in this Section 7.3(a) shall prevent the Company or the Board of Directors of the Company from furnishing non-public information to, or entering into discussions or negotiations with, any third party in connection with an unsolicited, bona fide written proposal for a Company Acquisition Transaction by such third party, if and only to the extent that (1) such third party has made a written proposal to the Company Board of Directors to consummate a Company Acquisition Transaction, (2) the Company Board of Directors determines in good faith that such Company Acquisition Transaction is reasonably capable of being completed on substantially the terms proposed, and would, if consummated, result in a transaction that would provide greater value to the holders of the shares of Company Common Stock than the Transactions contemplated by this Agreement (a "Superior Company Acquisition Transaction"),

(3)the failure to take such action would, in the reasonable good faith judgment of the Company Board of Directors, based upon a written opinion of outside legal counsel, be a violation of its fiduciary duties to the Company stockholders under applicable law, and (4) prior to furnishing such non-public information to, or entering into discussions or negotiations with, such third party, the Company's Board of Directors receives from such third party an executed confidentiality agreement that provides prior notice of its decision to take such action to the Company. The Company agrees not to release any third party from, or waive any provision of, any standstill agreement to which it is a party or any confidentiality agreement between it and another person who has made, or who may reasonably be considered likely to make, a proposal with respect to a Company Acquisition Transaction, unless the failure to take such action would, in the reasonable good faith judgment of the Company Board of Directors, based upon a written opinion of outside legal counsel, be a violation of its fiduciary duties to the Company's stockholders under applicable law. Without limiting the foregoing, it is understood that any violation of the restrictions set forth in the preceding sentence by any representative of the Company shall be deemed to be a breach of this Section 7.3(a) by the Company and the Grossman Parties.

     (b) The Company shall notify the Managing Member of any bona fide inquiries or proposals relating to a Company Acquisition Transaction, within one business day following the Company's receipt of any such inquiry or proposal. Such notice shall be made orally and in writing and shall indicate the identity of the offeror and the terms and conditions of such proposal, inquiry or contact. The Company shall keep the Managing Member informed of the status (including any change to the material terms) of any such proposal or request for non-public information. The Company shall also promptly advise any person seeking a Company Acquisition Transaction that it is bound by the provisions of this Section 7.3, but without identifying Emergent Ventures or the Managing Member.'

     (c) The Company Board of Directors may not withdraw or modify, or propose to withdraw or modify, in a manner adverse to the Managing Member or Emergent Members, the approval by the Company Board of Directors of this Agreement or the Transactions unless, following the receipt of a Superior Company Acquisition Transaction proposal, in the reasonable good faith judgment of the Company Board of Directors, based upon the written opinion of outside legal counsel, the failure to do so would be a violation of the Company Board of Directors' fiduciary duties to the Company's stockholders under applicable law.

     (d) In the event the Company receives a proposal with respect to a Superior Company Acquisition Transaction, the Company shall offer to the Managing Member the right to equal such proposal or make a proposal that is superior to the Company's stockholders than such proposal. If the Managing Member wishes to exercise such right, it must give the Company written notice of its decision to do so within five business days (or such shorter period as may be required under the terms of the proposal with respect to the Superior Company Acquisition

Proposal) after theCompany gives written notice to the Managing Member of the proposal with respect to the Superior Company Acquisition Transaction.

     SECTION 7.4 No'Solicitation by the Managing Member. The Managing Member agrees that, prior to the Closing Date or the termination or abandonment of this Agreement, the Managing Member shall not, directly or indirectly, solicit, initiate, facilitate or encourage (including by way of furnishing or disclosing information) any merger, consolidation, other business combination involving Emergent Ventures, acquisition of all or any substantial portion of the assets or membership interests of Emergent Ventures, or inquiries or proposals concerning or which may reasonably be expected to lead to, any of the foregoing (an "Emergent Acquisition Transaction") or negotiate, explore or otherwise knowingly communicate in any way with any third party (other than the Company or its affiliates) with respect to any Emergent Acquisition Transaction or enter into any agreement, arrangement or understanding requiring it to abandon, terminate or fail to consummate the Transactions or any other transactions expressly contemplated by this Agreement, or contemplated to be a material part thereof. The Managing Member shall advise the Company in writing of any bona fide inquiries or proposals relating to an Emergent Acquisition Transaction, within one business day following the Managing Member's receipt of any such inquiry or proposal. The Managing Member shall also promptly advise any person seeking an Emergent Acquisition Transaction that it is bound by the provisions of this Section, but without identifying the Company.

                                  ARTICLE Vill

                              ADDITIONAL AGREEMENTS

     SECTION 8.1 Access to Information. (a) Each of the Managing Member and the Company shall afford to the other and the other's accountants, counsel, financial advisors and other representatives full access during normal business hours throughout the period prior to the Closing Date to all properties, books, contracts, commitments and records (including, but not limited to, Tax Returns) of Emergent Ventures and the Company, respectively, and, during such period, shall furnish promptly (a) a copy of each report, schedule and other document filed or received by it during such period pursuant to the requirements of federal or state securities laws or, in the case of the Company, filed by it during such period with the SEC in connection with the transactions contemplated by this Agreement or which may have a material effect on the business, properties or personnel of Emergent Ventures and the Company, respectively, and
(b) such other information concerning the business, properties and personnel of Emergent Ventures and the Company as the other shall reasonably request; provided, however, that, no investigation pursuant to this Section 8.1 shall affect any representation or warranty made herein or the conditions to the obligations of the respective parties to consummate the transactions contemplated by this Agreement. All non-public documents and information furnished to the Managing Member or to the Company, as the case may be, in connection with the transactions contemplated by this Agreement shall be deemed to have been received in confidence. The Company shall promptly advise the Managing Member, and the Managing Member shall promptly advise the Company, in writing, of any change or the occurrence of any event after the date of this Agreement having, or which, insofar as can reasonably be foreseen, in the future may have, a Material Adverse Effect on the Company or Emergent Ventures, as the case may be.

     (b) Immediately prior to the Closing, the Company shall cause Newco to execute an agreement which shall afford to the Company and its accountants, counsel, financial advisors and other representatives full access from time to time following the Closing Date (upon reasonable notice and during normal business hours), to all properties, books, contracts, commitments and records (including, but not limited to, Tax Returns) of Newco; provided, however, that Newco shall only be obligated to provide access to such properties, books, contracts, commitments and records to the extent such access is reasonably required by the Company for legitimate business purposes.

     SECTION 8.2 Agreement to Cooperate. Subject to the terms and conditions herein provided, each of the parties hereto shall cooperate and use their respective best efforts to take, or cause to be taken, all action and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement, including using its reasonable efforts to obtain all necessary or appropriate waivers, consents and approvals, to effect all necessary registrations, filings and submissions and to lift any injunction or other legal bar to any of the Transactions (and, in such case, to proceed with the Transactions as expeditiously as possible), provided, that nothing in this
Section 8.2 shall affect any responsibility or obligation specifically allocated to any party in this Agreement.

     SECTION 8.3 Public Statements. The Company and the Managing Member agree that the press release in the form attached hereto as Exhibit 8.3(a) (the "Initial Release") shall be released by the parties immediately following the execution of this Agreement, and that the press release in the form attached hereto as Exhibit 8.3(b) (the "Closing Release" and collectively with the Initial Release, the "Agreed Releases") shall be released by the parties immediately following the Closing. With respect to any press release or any written public statement with respect to this Agreement or the transactions contemplated hereby other than the Agreed Releases, the parties agree that they shall consult with each other prior to issuing any such press release or written public statement and shall not issue any such press release or written public statement prior to such consultation, except that prior review and approval shall not be required if, in the reasonable judgment of the party seeking to issue such release or public statement, prior review and approval would prevent the timely dissemination of such release or statement in violation of applicable law, rule, regulation or policy of the Nasdaq Stock Market Inc. OTC Bulletin Board.

     SECTION 8.4 Disclosure Supplements. From time to time prior to the Closing Date, and in any event immediately prior to the Closing Date, each of the Company and the Managing Member shall promptly supplement or amend its Disclosure Schedule with respect to any matter hereafter arising that, if existing, occurring, or known at the date of this Agreement, would have been required to be set forth or described in such Disclosure Schedule or that is necessary to correct any information in such Disclosure Schedule that is or has become inaccurate. Notwithstanding the foregoing, if any such supplement or amendment discloses a Material Adverse Effect, the conditions to the other party's obligations to consummate the Transactions set forth in Article IX hereof shall be deemed not to have been satisfied.

     SECTION 8.5 Rule 14f-1. As promptly as practicable following the date of this Agreement, the Company agrees that it shall comply with, and the Grossman Parties agree that they shall cause the Company to comply with, the requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

     SECTION 8.6 Net Operating Losses. The Company agrees that it shall not claim or deduct on any Tax Return any net operating loss incurred with respect to any period ending on or prior to the Closing Date.

                                   ARTICLE IX

                                   CONDITIONS

     SECTION 9.1 Conditions to Each Party's Obligations to Effect the Equity Transfer Transactions. The obligation of the Company to effect the Share Issuance, on the one hand, and the obligation of the Emergent Members to effect the Emergent Interest Transfer, on the other hand, shall be subject to the fulfillment'at or prior to the Closing Date of the following conditions:

               (a) No preliminary or permanent injunction or other order or decree by any federal or state court which prevents the consummation of any of the Transactions shall have been issued and remain in effect (each party agreeing to use its reasonable efforts to have any such injunction, order or decree lifted); and

               (b) No action shall have been taken, and no statute, rule or regulation shall have been enacted, by any state or federal government or governmental agency in the United States which would prevent the consummation of any of the Transactions.

     SECTION 9.2 Conditions to the Obligation of the Company to Effect the Share Issuance. Unless waived by the Company, the obligation of the Company to effect the Share Issuance shall be subject to the fulfillment at or prior to the Closing Date of the following additional conditions-

               (a) The Managing Member shall have performed in all material respects its agreements contained in this Agreement required to be performed on or prior to the Closing Date and the representations and warranties of the Managing Member and the Emergent Members contained in this Agreement shall be true and correct in all material respects on and as of (i) the date made and (ii) the Closing Date (except in the case of representations and warranties expressly made solely with reference to a particular date); and the Company shall have received a certificate of the Managing Member to that effect;

               (b) The Company shall have received a favorable opinion from Sonnenschein Nath & Rosenthal, counsel to Emergent Ventures and the Managing Member, dated the Closing Date, as to such matters as the Company shall reasonably request (including, without limitation, such matters as are customary for transactions of the type contemplated by this Agreement);

               (c) The Managing Member shall have furnished to the Company such additional certificates, opinions and other documents as the Company may have reasonably requested as to any of the conditions set forth in this Section 9.2; and

               (d) 'Since the date of this Agreement there shall not have been any Material Adverse Effect with respect to Emergent Ventures, the likelihood of which was not previously disclosed to the Company by the Managing Member in the Managing Member Disclosure Schedule.

     SECTION 9.3 Conditions to the Obligation of the Emergent Members to Effect the Emergent Interest Transfer. Unless waived by the Managing Member, the obligations of Emergent Members to effect the Emergent Interest Transfer shall be subject to the fulfillment at or prior to the Closing Date of the additional following conditions:

          (a) The Company shall have complied with the requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended;

          (b) The Asset Transfer Transaction shall have been consummated in a manner reasonably satisfactory to the Managing Member;

          (c)  The  Distribution   shall  have  been  consummated  in  a  manner
               reasonably satisfactory to the Managing Member;

          (d) The Company shall have performed in all material respects its agreements contained in this Agreement required to be performed on or prior to the Closing Date and the representations and warranties of the Company contained in this Agreement shall be true and correct in all material respects on -and as of (i) the date made and (ii) the Closing Date (except in the case of representations and warranties expressly made solely with reference to a particular date); and the Managing Member shall have received a Certificate of the President and Chief Executive Officer of the Company and from the Grossman Parties to that effect;

          (e) The Managing Member shall have received a favorable opinion from Heller, Horowitz & Feit, P.C., counsel to the Company, dated the Closing Date, as to such matters as the Managing Member shall reasonably request (including, without limitation, such matters as are customary for transactions of the type contemplated by this Agreement);

          (f) The Company and the Grossman Parties shall have furnished to the Managing Member such additional certificates, opinions and other documents as the Managing Member may have reasonably requested as to any of the conditions set forth in this Section 9.3;

          (g) Since the date of this Agreement there shall not have been any Material Adverse Effect with respect to the Company, the likelihood of which was not previously disclosed to the Managing Member by the Company in the Company Disclosure Schedule;

          (h) Each director of the Company other than M. Grossman shall have resigned on or prior to the Closing Date, and the Managing Member shall have received copies of such resignations;

          (i) M. Grossman shall have delivered to the Managing Member a 12-month lockup agreement in such form as is customary for affiliated stockholders; and The Managing Member shall have received (A) UCC-3 Termination Statements executed by each Lender releasing any and all liens or encumbrances existing with respect to the Company or any of its, assets, (B) written evidence (in form and substance satisfactory to the Managing Member) that all debts, liabilities and obligations of the Company to the Lenders shall have been discharged in full (other than with respect to the Retained Liability), and (C) written evidence (in form and substance satisfactory to the Managing Member) that the Achim Warehousing and Service Agreement referred to in Section 4.6 of the Company Disclosure, Schedule shall have been terminated and that the Company shall have been released from any and all obligations and liabilities directly or i9qirectly related to or arising out of such agreement.

                                    ARTICLE X

                          NON-SURVIVAL; INDEMNIFICATION

     SECTION 10.1 Non-Survival of Representations, Warranties and Agreements. The representations, warranties and agreements contained in this Agreement shall terminate on the Closing Date or upon the termination of this Agreement pursuant to Section 11. 1, as the case may be, except that the agreements set forth in Sections 2.3, 8.1, 8.6, 10.2, 11.2, 11.5 and 12.3 shall survive termination indefinitely. Notwithstanding the foregoing, the Managing Member agrees that (i) immediately following the Closing, it shall cause the Company to deliver to Newco a consent to Newco's use of the corporate name and trademark "Dynamic", and (ii) as soon as reasonably practicable following the Closing, it shall cause the Company to (A) cease the use of the name "Dynamic" in the conduct of the Company's business, (B) effect a change of the Company's corporate name to eliminate the word "Dynamic" therefrom and (C) effect a change in the Company's trading symbols.

     SECTION 10.2 Indemnification. M. Grossman agrees to indemnify, defend and hold harmless the Company, its affiliates and their respective directors, officers, shareholders, agents and employees, from, against and in respect of any claims, damages, liabilities or, losses (collectively, "Claims") to the extent such Claims arise solely in connection with royalties (whether currently accrued and unpaid or becoming due after the date hereof) due from the Company in connection with or arising out of any of the Company Contracts listed on
Schedule 4.6 of the Company Disclosure Schedule.

                                   ARTICLE XI

                        TERMINATION, AMENDMENT AND WAIVER

     SECTION 11.1 Termination. This Agreement may be terminated at any time prior to the Closing Date:

          (a)  by mutual consent of the Managing Member and the Company;

          (b) unilaterally by the Managing Member if the Closing shall not have occurred by August 31, 20001

          (c) unilaterally by the Company in the event that the Company has received a proposal with respect to a Company Acquisition Transaction and the provisions and conditions of subsections (a),
               (b), (c) and (d) of Section 7.3 have been complied with and satisfied;

          (d) unilaterally by the Managing Member upon the occurrence of a Material Adverse Effect with respect to the Company, the likelihood of which was not previously disclosed to the Managing Member by the Company prior to the date of this Agreement (a "Company Adverse Change");

          (e) unilaterally by the Company upon the occurrence of a Material Adverse Effect with respect to Emergent Ventures, the likelihood of which was not previously disclosed to the Company by the Managing Member prior to the date of this Agreement (an "EV Adverse Change");

          (f) unilaterally by the Managing Member in the event of the Company's material breach when made of any material representation or warranty of the Company contained in this Agreement, or the Company's willful failure to comply with or satisfy any material covenant or condition of Company contained in this Agreement; and

          (g) unilaterally by the Company in the event of the Managing Member's material breach when made of any material representation or warranty contained in this Agreement, or the Managing Member's willful failure to comply with or satisfy any material covenant or condition of the Managing Member contained in this Agreement.

     SECTION 11.2 Effect of Termination. In the event of termination of this Agreement by either the Managing Member or the Company, as provided in Section 11.1, this Agreement .(other than as set forth in Section 10.1) shall forthwith become void and there shall be no further obligation on the part of any party hereto.

     SECTION 11.3 Amendment. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto and in compliance with applicable law.

     SECTION 11.4 Waiver. At any time prior to the Closing Date, the parties hereto may (i) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (ii) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant thereto and (iii) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid if set forth in an instrument in writing signed on behalf of such party.

     SECTION 11.5 Ex~enses. Whether or not the Transactions are consummated, all costs and bxo6nses incurred in connection with this Agreement and the transactions contemplat6d hbreby'shall be paid by the party incurring such costs and expenses.

                                   ARTICLE XII

                               GENERAL PROVISIONS

     SECTION 12.1 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally (effective upon delivery), mailed by registered or certified mail (return receipt requested) (effective three business days after mailing), sent by a reputable overnight courier service for next business day delivery (effective the next business day) or sent via facsimile (effective upon receipt of the telecopy in complete, readable form) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

          (a)  If to the Managing Member:

               Emergent Management LLC
               c/o  Emergent Capital Investment Management,LLC
               375 Park Avenue,  36th Floor
               New York, New York 10152
               Attention: Daniel Yun
               FAX: (212) 202-4169

               with a copy to:

               Sonnenschein  Nath & Rosenthal
               1221 Avenue of the Americas
               New York, New York 10020
               Attention:  Ira L. Roxland, Esq.
               FAX: (212)768-6800

          (b)  If to the Company or Grossman, to:

               Dynamic International, Ltd.
               58 Second Avenue
               Brooklyn, New York 11215
               Attention: Marton Grossman
               FAX: (718) 369-2213

               with a copy to:

               Heller, Horowitz & Feit, P.C.
               292 Madison Avenue
               New York, New York 10017
               Attention: Richard F. Horowitz, Esq.
               FAX: (212) 696-9459

     SECTION 12.2 Interpretation. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     SECTION 12.3 Miscellaneous. (a) This Agreement (including the documents and instruments referred to herein) (i) constitutes the entire agreement and supersedes all prior agreements and understandings, both written and oral, among the parties, or any of them, with respect to the subject matter hereof (including without limitation that certain non-binding term sheet dated as of April 11, 2000 between the Managing Member and the Company; (ii) shall not be assigned by operation of law or otherwise, and any attempt to do so shall be void; and (iii) shall be governed in all respects, including validity, interpretation and effect, by the laws of the State of New York (without giving effect to the provisions thereof relating to conflicts of law), and (b) the parties hereto agree to submit to the exclusive jurisdiction of any New York state court sitting in New York County and agree not to assert, as a defense in any action, suit or proceeding for the interpretation or enforcement hereof, that it is not subject to such jurisdiction or that such action, suit or proceeding may not be brought or is not maintainable in said court or that the venue thereof may not be appropriate or that this Agreement may not be enforced in or by such court.

     SECTION 12.4 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement. In pleading or proving this Agreement, it shall not be necessary to produce or account for more than one fully executed original.

     SECTION 12.5 Parties In Interest. This Agreement shall be binding upon and inure solely to the benefit of each party hereto, and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement.

     IN WITNESS WHEREOF, the Managing Member, the Emergent Members, the Company and the Grossman Parties have caused this Agreement to be signed by their respective officers thereunto duly authorized as of the date first written above.

                                             EMERGENT MANAGEMENT COMPANY, LLC

                                             By:

                                             EMERGENT MEMBERS

                                             By:
                                             Attorney-in-Fact

                                             DYNAMIC INTERNATIONAL, LTD.

                                             By:

                                             Marton B. Grossman

                                             Isaac Grossman

                                 EXHIBIT 10.06
                             THE JOESTER J*L LORIA GROUP

April 19, 2002

Mr. Marton B. Grossman
DYNAMIC INTERNATIONAL, INC.
dba DYNAMIC CLASSICS, LTD.
58 Second Avenue
Brooklyn, NY 11215

     LETTER AMENDMENT (REF. #111 804-D) (AMENDMENT I'D") TO THE LICENSE AGREEMENT DATED JANUARY 09,1993 BETWEEN DAIMLERCHRYSLER CORPORATION AND DYNAMIC INTERNATIONAL, INC. COVERING "JEEP" (REF. #111804) (AGREEMENT)

Dear Mr. Grossman:

The following, when signed by you and counter-executed by DaimlerChrysler Corporation (formerly Chrysler Corporation) with an office at 1000 Chrysler Drive, Auburn Hills, Michigan 48326-2766 (hereinafter "DC"), shall constitute an Amendment to the above-refereneed Agreement as follows:

     SUMARY SHEET - PARAGRAPH 2.LICENSED  ARTICILES:
     -----------------------------------------------

     The Licensed Articles is. hereby amended and restated to read in its entirety as follows:

     Trademark-identified backpacks, tote bags, fanny packs and luggage made of canvas, polyester and nylon, trimmed or decorated with all fabrications, excluding leather.

     The rights to all canvas, polyester and nylon backpacks, tote bags, fanny packs and luggage shall be exclusive except as specifically modified hereunder.

     Specifically excluded from Licensee's exclusive right shall be the right to fashion bags and the right to laptops, PDA and business cases, leather and leather trimmed Licensed Articles and backpacks sold to retail fashion buyers and departments.

     Specifically excluded from the Licensed Articles are children's products and all technical backpacks and any camping gear.

Mr. Marton B. Grossman
DYNAMIC INTERNATIONAL, INC.
dba DYNAMIC CLASSICS, INC.
April 19, 2002

     SUMMARY SHEET - PARAGRAP14 I TERM*

     The Fifth Renewal Term of the Agreement shall begin on January 01, 2003 and will expire on December 31, 2005.

     FIFTH RENEWAL TERM REQUIREMENTS:

     Not later than one hundred eighty (180) days prior to the expiration of the Fourth Renewal Term of the Agreement, Licensee shall have the option, by written notice to DC, to renew this Agreement for the Fifth Renewal Term commencing on January 01, 2003 and expiring on December 31, 2005; provided this Agreement has not been terminated in accordance with the provisions hereof and Licensee has achieved the required Eleven Million (US$1 1.0) in Minimum Net Sales for the Period January 0 1, 2001 - December 3 1 ~ 2002.

     FIFTH RENEWAL TERM: January 01, 2003 - December 31, 2007

     MINIMUM NET SALES: US$21,000,000.00

        $6,000,000.00 or seventy-five percent (75%) of the sales      January 01, 2003 - December 31, 2003
          made during the previous year, whichever is greater
        $7,000,000.00 or seventy-five percent (75%) of the sales      January 01, 2004 - December 31, 2004
          made during the previous year, whichever is greater
        $8,000,000.00 or seventy-five percent (75%) of the sales      January 01, 2005 - December 31, 2005
          made during the previous year, whichever is greater

     Notwithstanding the foregoing, during the Fifth Renewal Term, should annual volume decline by twenty percent (20%) or more due to the loss of one or two key accounts, the parties shall adjust the Minimum Net Sales accordingly. Licensee shall provide written notice to DC providing detailed information of such loss of business. The parties shall make best efforts to complete good faith negotiations and amend the obligations under the Agreement within thirty (30) days of such notification.

     MINIMUM ROYALTY PAYMENTS:  $1,000,000.00  ($300,000 for 2003,  $350,000 for
     2004, $350,000 for 2005)

     January 01, 2003 - December 31, 2003- $300,000 -
     Payments shall be paid in four (4) equal installments of $75,000 due on the first of January, April, July & October of 2003
     January 01, 2004 - December 31, 2004 - $350,000
     Payments shall be paid in four (4) equal installments of $87,500 due on the first of January, April, July & October of 2004
     January 01, 2005 - December 31, 2005 - $350,000
     Payments shall be paid in four (4) equal installments of $87,500 due on the first of January, April, July & October of 2005

Mr. Marton B. Grossman
DYNAMIC INTERNATIONAL, INC.
dba DYNAMIC CLASSICS, INC.
April 19, 2002

     SUMMARY SHEET - PARAGRAPH 9. MINIMUM ADWETISING TO BE SPENI BY LICENSEE:
     ------------------------------------------------------------------------

     The Minimum Advertising is hereby amended and restated as follows:

     o Licensee acknowledges that advertising and promotion is key to the success of the program.

     o Licensee agrees to spend no less than three percent (3%) of sales or yearly Minimum Net Sales quota (whichever is greater) each calendar year on advertising and promotion of the Jeep luggage business. Licensee must provide a detailed written recap of advertising expenditures on a quarterly basis as part of the quarterly royalty reporting. Approved expenses include, but are not limited to, consumer print ads, co-op retailer advertisements, public relations expenditures and fees paid to retailers to secure placement of the Products. Additional expenditures must receive prior written approval by DC. Specifically excluded are costs associated with tradeshows and printing of brochures, Notwithstanding the foregoing, Licensee is required to spend not less than Twenty-Four Thousand Dollars ($24,000) per calendar year for media buys in trade or consumer publications and to make such amount reasonably available for print advertising programs or similar marketing campaigns developed,and coordinated by DC on behalf of the licensing program

     o Should Licensee fail to expend any portion of the required Minimum Advertising requirement in any contract year, Licensee may carry over such shortfall for use in the following contract year, however, such amount may not exceed twenty-five percent (25%) of the annual required Minimum Advertising. Should the shortfall of Licensee's Minimum Advertising expenditures exceed twenty-five percent (25%), Licensee shall pay to DC the amount in excess of twenty-five percent (25%) not later than January 3 I't of the following year. Licensee may not carry over unspent advertising funds for two (2) consecutive years and shall pay to DC not later than January 3 1" of the following year, an amount equal to the entire shortfall in Minimum Advertising expenditures during such second consecutive year.

     o Licensee agrees to participate in Jeep consumer product print ad programs developed by DC.

     o    Effective  January 2002,  Licensee  agrees to offer a minimum of eight
          (8) different collections of luggage each contract year.

Mr. Marton B. Grossman
DYNAMIC INTERNATIONAL, INC.
dba DYNAMIC CLASSICS, INC.
April 19, 2002

     SUMMARY SHEET-PARAGRAPH 16.-DAIMLERCHRYS11FRIS NOMINEE TO RECEIVE PAYMENT:
     --------------------------------------------------------------------------

     DC's Nominee to Receive Payment is hereby amended and restated as follows:

                  The Joester Loria Group, Inc.
                  419 Park Avenue South
                  New York City, New York 100 16
                  Attn: President

     SUMMARY SHEET - PARAGRAPU 17 - ADDITIONAL TERMS:

     Summary Sheet is hereby amended to include Paragraph 17 - ADDITIONAL TERMS: as follows:

     All terms below become effective immediately upon execution of this Amendment "D":

     o Licensee shall develop and submit a detailed annual advertising and distribution plan containing a media schedule along with in-store point of purchase advertising. The distribution plan shall be submitted ninety (90) days prior to the beginning of each calendar year.

     o Licensee agrees to create an annual four (4) color dedicated Jeep catalog to be ready for the Luggage Show each contract year.

     o Licensee agrees to dedicate no less than seventy-five percent (75%) of the Licensee's Luggage Show booth to prominently display the Jeep Product line.

     o DC shall have the right to terminate this Agreement if there is a change in control of Dynamic International. For purposes of this provision, a "change in control" shall mean the acquisition of fifty percent (50%) or more of the assets or outstanding common stock or other equity interest of a party by a non-affiliated third party.

     LICENSE AGREEMENT - 27- NOTICE-

     The address of the following party is hereby amended and restated as follows:

         If to DAIMLERCHRYSLER:             DAIMLERCHRYSLER. CORPORATION
                                            Attn: Marvin Klein
                                            CIMS 485-05-19
                                            1000 Chrysler Drive
                                            Auburn Hills, MI 48326-2766

Mr. Marton B. Grossman
DYNAMIC INTERNATIONAL, INC.
dba DYNAMIC CLASSICS, INC.
April 19, 2002

     LICENSE AGREEMENT -19 (e) EFFECT OF EXPIRATION OR TERMINATION
     -------------------------------------------------------------

     The Effect of Termination is hereby amended and restated as follows:

     Upon the termination of this Agreement, notwithstanding anything to the contrary herein, all royalties on any and all Sales of the Product shall become immediately due and payable. No minimum royalties shall be repayable, and all balances owing on any guarantees due under the Agreement shall be immediately due and payable.

Except as specifically modified herein, all other terms and conditions of the Agreement shall remain in full force and effect.

Assuming the preceding statements accurately reflect your understanding, please sign the original and all copies of this Amendment in the space provided, and return them to me. We will then have the Amendment executed and return a fully-executed copy to you for your files. Of course, no binding modification exists until one fully-executed copy of the Amendment has been returned to you.

If you have any questions, feel free to contact Roger Lippman.

Sincerely yours,

Caroline A. Coleman
Sr. Director, Contracts

Agreed to and Accepted by:

DAIMLERCHRYSLER. CORPORATION                    DYNAMIC INTERNATIONAL, INC.
                                                dba DYNAMIC CLASSICS, LTD.

By:                                             By:

Title: Donna L. Berry                           Title:    President

Date: May 10, 2002                              Date:     5/2/02

                                 EXHIBIT 10.07

                           THE JOESTER J*L LORIA GROUP

April 2, 2002

Mr. Marton B. Grossman
DYNAMIC CLASSICS, LTD.
58 Second Avenue
Brooklyn, NY 11215

                    LETTER AMENDMENT (REF. #11 1804*E) (AMENDMENT "E") TO THE LICENSE AGREEMENT EFFECTIVE JANUARY 09,1993 BETWEEN DAIMLERCHRYSLER CORPORATION AND DYNAMIC CLASSICS, LTD. COVERING "JEEP" (REF. #111804) (AGREEMENT)

Dear Mr. Grossman:

The  following,  when  signed  by you and  counter-executed  by  DaimlerChrysler
Corporation   (hereinafter   "DC"",   shall   constitute  an  Amendment  to  the
above-referenced Agreement as follows:

     SUMMARY SHFFT - PARAGRAPH 5 -- TERM,
     ------------------------------------

     The Minimum Royalty Payment of $400,000.00 under the Fourth Renewal Term, for the period January 01, 2002 to December 31, 2002, is hereby amended to $2140,000.00 and payable as follows:

     INSTALLMENT(S)  DUE: DUEDATE            AMOUNT     REMARKS
                          January 01, 2002  $100,000.00 Guarantee Paid 2/7/02 Ck # 8710
                          April 01, 2002     $45,000.00 Guarantee
                          July 01, 2002      $45,000.00 Guarantee
                          October 01, 2002   $50,000.00 Guarantee

     Should any of the above payments be late, the Minimum Guarantee shall immediately revert to the original Agreement, specifically Amendment "C" Fourth Renewal Tenn: January 0 1, 2001 -December 31, 2002 and the Minimum Guarantee payment of $400,000.00, will be due in four equal payments of $ 100,000.00 on the first of January, April, July and October 2002.

     Licensee further agrees that the royalty payment referenced herein shall be in addition to any other advances due under the terms of the Agreement; that such payment may not be crosscredited against advances which have already been paid or become due; and that payments may only be credited against sales of the Licensed Product to which such payments apply.



419  Park Avenue South New York, New York 10016 Tel(212)6835150Fax(212)6893300

Mr. Marton B. Grossman
DYNAMIC CLASSICS, LTD.
April 2, 2002

Except as specifically modified herein, all other terms and conditions of the Agreement shall remain in full force and effect.

Assuming the preceding statements accurately reflect your understanding, please sign the original and all copies of this Amendment in the space provided, and return them to me. We will then have the Amendment executed and return a fully-executed copy to you for your files, Of course, no binding modification exists until one fully-executed copy of the Amendment has been returned to you.

If you have any questions, feel free to contact Roger Lippman.

Sincerely,yours,

Caroline A. Coleman
Sr. Director, Contracts

Agreed to and Accepted by:

DAIMLERCHRYSLER CORPORATION          DYNAMIC CLASSICS, LTD.

By:                                  By:

Title: Donna L. Berry                Title: President
Date: May 10, 2002                   Date: 4/5/02