Form 10QSB
period 2002-07-31
DYNAMIC INTERNATIONAL INC
filed 2002-09-23
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2002

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

YES [X ]    NO []

As of September 15, 2002 the Registrant had 4,418,258 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                       For the Quarter ended July 31, 2002


                                                                                        Page
                                                                                       ------
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Condensed  Balance  Sheets  as of July  31,  2002  (unaudited)  and April           1
          30,2002

     Condensed  Statements of  Operations  for the three months ended July 31,           2
     2002 (unaudited) and July 31, 2001 (unaudited)

     Condensed Statements of Cash Flows for the three months ended July 31, 2002         3
          (unaudited) and July 31,2001(unaudited)

     Notesto the Financial  Statements  for the three months ended July 31, 2002         4-7
          (unaudited)


Item 2.  Management's Discussion and Analysis                                            8-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                               12

Item 2.  Changes in Securities                                                           12

Item 3.  Defaults Upon Senior Securities                                                 12

Item 4.  Submission of Matters to a Vote of Security Holders                             12

Item 5.  Other Information                                                               12

Item 6.  Exhibits and Reports on Form 8-K                                                12

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                                               Dynamic International, Inc.
                                                                 Condensed Balance Sheets

                                                                                    July 31, 2002    April 30, 2002
                                                                                      (Unaudited)
CURRENT ASSETS
  Cash                                                                             $    95,426       $     38,006
  Accounts receivable, less
   allowance of $381,000 at July 31 and April 30, 2002                               2,140,367            948,619
  Inventories                                                                        1,251,097          1,735,890
  Other current assets                                                                  24,873             89,947
                                                                                     ---------          ---------

          Total Current Assets                                                       3,511,763          2,812,462

Fixed Assets- Net of accumulated
              depreciation                                                              36,208             36,820

Security Deposits                                                                        1,000              1,000
                                                                                     ---------           --------


TOTAL ASSETS                                                                         $3,548,971        $2,850,282
                                                                                     ==========        ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                             $   907,034        $  773,280
  Amounts due affiliated company                                                      3,997,061         3,489,830
                                                                                      ---------        ----------

          Total Current Liabilities                                                   4,904,095         4,263,110

COMMITMENT and CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock                                                                            4,419             4,419
  Additional paid in capital                                                          5,119,796         5,119,796
  Accumulated deficit                                                                (6,479,336)       (6,537,040)
                                                                                     -----------       -----------
                                                                                     (1,355,121)       (1,412,825)
  Less: Treasury stock                                                                       (3)               (3)
                                                                                ----------------   ---------------

  Total Stockholders' Deficit                                                        (1,355,124)       (1,412,828)
                                                                                   -------------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                                                        $3,548,971        $2,850,282
                                                                                     ==========        ==========

  See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Operations

                                                 Three Months Ended July 31,

                                                   2002                2001
                                                (Unaudited)        (Unaudited)
                                                                    (Restated)

Net sales                                       $2,542,570         $3,079,302
Other income                                            12                 32
                                                  --------         ----------
                                                 2,542,582          3,079,334


Cost of sales                                    1,870,995          2,284,644
                                                 ---------          ---------

Gross profit                                       671,587            794,690
                                                  --------          ---------

Operating expenses                                 566,428            643,737

Interest                                             3,385              7,025

Interest-related party                              44,070             72,246
                                                    ------             ------

                                                   613,883            723,008
                                                   -------            -------
Income before taxes                                 57,704             71,682

Provision for taxes                                      0                  0
                                                         -                  -


Net income                                        $ 57,704            $71,682
                                                  ========          =========
Basic and diluted
 income (loss) per
 common share                                     $    .01          $     .02
                                                  ========          =========
Weighted average number
Common shares
Outstanding                                      4,417,718          4,417,718
                                                 =========          =========
Cash dividends per
 Common share                                         None               None

See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Cash Flows

                                                                                         For the Three
                                                                                      Months ended July 31,
                                                                                   2002              2001
                                                                                (Unaudited)        (Unaudited)
                                                                                                   (Restated)

Operating activities:
 Net income (loss)                                                                 $57,704           $71,682
                                                                                   -------            ------
Adjustments to reconcile net income
 to net cash provided by/ (used for) operating
  activities

 Depreciation                                                                          612             1,020

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                             (1,191,748)         (226,957)
Inventory                                                                          484,793           449,797
Prepaid expense and other                                                           65,074            34,740

Increase (decrease) in:
Accounts payable and accrued expenses-
 non-related                                                                       133,754           221,788
                                                                                   -------           -------
Total adjustments                                                                 (507,515)          480,388
                                                                                  ---------          -------

Net cash (used)/ provided by operating activities                                ( 449,811)          552,070
                                                                                  --------           -------


Financing activities:
Accounts payable and accrued expenses-
 related party                                                                     507,231          (509,293)
                                                                                  --------          ---------

Net cash -  (used)/ provided by financing activities                               507,231          (509,293)
                                                                                   -------          ---------

Increase (decrease) in cash and equivalents                                         57,420            42,777
Cash and equivalents- beginning of period                                           38,006            58,542
                                                                                    ------            ------
Cash and equivalents - end of period                                               $95,426          $101,319
                                                                                   =======          ========

See Accompanying Notes to Condensed Financial Statements

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                For The Three Months Ended July 31, 2002 and 2001
                                   (Unaudited)

1.   Basis of Presentation

     The Condensed Balance Sheet as of July 31, 2002 and the related Condensed Statements of Operations and Cash Flows for the three months ended July 31, 2002 and 2001 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2002 and 2001 and the results of their operations for the three months ended July 31, 2002 and 2001.

     The April 30, 2002 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10K-SB. The results of operations for the three months ended July 31, 2002 and 2001 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.   Summary of Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10K-SB for the year ended April 30, 2002

3.   Going Concern

     The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business. The Company incurred net losses of approximately $696,000 and $1,239,000 for the years ended April 30, 2002 and 2001, respectively. Additionally, the Company has a working capital deficiency of approximately $1,392,000 at July 31,2002. In addition, the Company will need to continue and possibly increase its borrowing facility with an affiliate unless alternative funding can be arranged. These factors create uncertainty about whether the Company can continue as a going concern.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                  For Three Months Ended July 31, 2002 and 2001
                                   (Unaudited)

Management has implemented various cost controls and succeeded in reducing certain operating expenses and costs. However, the Company believes that the terrorist attacks in the United States on September 11, 2001 continue to have a chilling effect on travel, and the economy in general. Consequently, consumer demand for luggage is likely to continue to be adversely affected. As a result, the Company currently expects that sales of its luggage products will continue to be negatively impacted for at least the near term. It is not practicable at this time to quantify the extent of any downturn. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


4.   Related Party Transactions

     Pursuant to a Warehouse and Service Agreement dated as of September 1, 2000 (the "Warehousing Agreement") between the Company and a related party (the "Related Entity") wholly owned by a major stockholder, the Related Entity provides occupancy space and performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the Related Entity, among other things, assists in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, the Related Entity receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million annually to 3% of sales of $60 million or more. For sales which do not originate at the warehouse, the Related Entity receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the Related Entity provides warehousing services consisting of receiving, shipping, and storing the Company's merchandise. The Company pays the Related Entity a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by the Related Entity under the Warehousing Agreement. As part of the Warehousing Agreement, the Company applies an offset for certain shared expenses.

     The Warehousing Agreement, which was renewed on September 1, 2000, has a term of one year and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $146,235 and $150,111 for the three months ended July 31, 2002 and 2001, respectively.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                  For Three Months Ended July 31, 2002 and 2001
                                   (Unaudited)


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

     Amounts due to the Related Entity totaled $3,489,830 and $3,997,061, at April 30, 2002 and July 31, 2002, respectively. The Company records interest on the unpaid balance due to the Related Entity at the JPMorganChase prime rate plus 1%. Total interest expense charged to operations was $44,070 and $72,246 for the three months ended July 31, 2002 and 2001, respectively.

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

6.   Restatement

     During the fourth quarter of the fiscal year ended April 30, 2002, the Company made a determination to record interest on advances from affiliates, and restate previously issued financial statements for the correction of this error based on guidance provided by the Securities and Exchange Commission.

     The adjustment decreased net income for the three months ended July 31, 2001 as follows:

        Net income, as originally reported      $143,928
        Interest-affiliate                        72,246
                                                --------
        Net income, as adjusted                 $ 71,682
                                                ========

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

Dynamic International, Inc. ("the Company") was formed on August 31, 2000 as a wholly owned company of Dynamic International Ltd. ("Ltd."). Pursuant to an Equity Transfer and Reorganization Agreement dated August 10, 2000, (the Agreement) by and among Ltd., certain of its shareholders, Emergent Management Company, LLC ("Emergent"), and several holders of membership interests in Emergent Ventures, LLC (an affiliate of Emergent), Ltd. transferred all of its assets to the Company. In addition the Company assumed all of the liabilities of Ltd. (other than outstanding bank debt in the amount of $250,000).

General

The following discussion should be read in conjunction with the Financial Statements and related notes thereto of the Company included elsewhere herein.

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business. The Company incurred net losses of approximately $696,000 and $1,239,000 for the years ended April 30, 2002 and 2001,respectively. Additionally, the Company has a working capital deficiency of approximately $1,392,000 at July 30,2002. In addition, the Company will need to continue and possibly increase its borrowing facility with an affiliate unless alternative funding can be arranged. These factors create uncertainty about whether the Company can continue as a going concern.

Results of Operations for the Three Months Ended July 31, 2002 Compared to the Three Months Ended July 31, 2001.

Sales for the three months ended July 31,2002, decreased by $536,000 or 17.4% to $2,543,000 from $3,079,000 for the three months ended July 31, 2001. This decrease was primarily the result of reduced sales of luggage due to the decrease in travel subsequent to the terrorist attacks of September 11, 2001. Allowances granted to customers were 5.3% of net sales for the three months ended July 31,2002 as compared to 7.7% of net sales for the three months ended July 31, 2001. Allowances for the three months ended July 31 2001 included approximately $110,000 in promotional allowances given to two customers with the introduction of new luggage collections. Allowances for the three months ended July 31,2002 included approximately $50,000 in promotional allowances for a new customer.

The Company's gross profit decreased by approximately $123,000 due primarily to the decrease in sales. The Company's gross margin as a percentage of sales, increased by .6% to 26.41% from 25.82% for the three months ended July 31, 2001.


Operating expenses, exclusive of interest expense, for the three months ended July 31, 2002 were $77,000 less than the three months ended July 31,2001. This decrease is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)
Royalty Expense                     ($64,000)
Salesman Commissions                ($10,000)
Salesman Salaries                    ($7,000)
Other Corporate Items                 $4,000

Royalty expense decreased due to the decreased sales and the discontinuation of Rotaflex home gym products and thus the related minimum royalty payments. Salesman commissions decreased by $10,000 due to the decrease in sales. Salesman salaries decreased by $7,000 due to a reduction in salary paid to one employee. Other corporate expenses increased by $4,000 including an increase in legal fees which was offset by decreased accounting fees.

Interest expense for the three months ended July 31, 2002 decreased by $4,000 from the three months ended July 31,2001. This decrease was due to reduced inventory purchases.

Interest expense related party for the three months ended July 31,2002 decreased by $28,000 from the three months ended July 31,2001. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                             Three Months                       Three  Months
                                                Ended                               Ended
                                            July 31, 2002                       July 31, 2001
Net Sales                                    $2,543,000                          $3,079,000

Cost of Goods
Sold                                          1,871,000                           2,284,000
                                             ----------                          ----------

Gross Margin                                    672,000                             795,000
                                               --------                          ----------
 As a Percentage of Net Sales                   26.41 %                              25.82%

Operating Expenses                              567,000                             644,000
Interest                                          3,000                               7,000
Interest -related party                          44,000                              72,000
                                             ----------                          ----------

                                                614,000                             723,000
                                                -------                             -------
Income before provision
  for Income Taxes                             $ 58,000                            $ 72,000
                                             ==========                          ===========

Related Party Transactions

Pursuant to a Warehouse and Service Agreement dated as of September 21, 2000(the "Warehousing Agreement") between the Company and a related party("Achim") wholly owned by a major stockholder, the Achim provides occupancy space and performs certain administrative and shipping services to the Company.

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

Liquidity and Capital Resources

During the three months ended July 31, 2002, cash utilized by operations was $450,000. This was primarily the result of an increase in accounts receivable of $1,192,000 which was offset by net income, decreases in inventory, prepaid expenses and other assets and an increase in accounts payable and accrued expenses of $58,000, $485,000 and $65,000 and $134,000, respectively.

An increase in the amount due to Achim provided cash from financing activities of $507,000. The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company.

Advances from Achim are due upon demand. The Company records interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%. The amount of interest recorded for the three minths ended July 31, 2002 and 2001 was $44,070 and $72,246, respectively.

Through June, 2000,the Company was able to fund a portion of its working capital requirements pursuant to an agreement with the JPMorganChase ("Chase"), which had provided for maximum borrowings of $1,500,000 in the form of letters of credit and bankers acceptances. This agreement also provided for a security interest in the inventory and notes and accounts receivable of the Company. In addition, the agreement provided for the personal guarantee of the President and major shareholder of the Company for the entire balance. The Chase credit line was discontinued in June 2000.


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

DYNAMIC INTERNATIONAL, INC.



By: /s/ William P. Dolan
-------------------------
William P. Dolan
VP Finance


September 23, 2002