Form 10QSB
period 2002-10-31
DYNAMIC INTERNATIONAL INC
filed 2002-12-16
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2002

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

YES [X ]    NO []

As of November 30, 2002 the Registrant had 4,418,258 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended October 31, 2002


                                                                                                         Page
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

    Condensed Balance Sheets as of October  31, 2002 (unaudited)  and                                     1
        April 30,2002

    Condensed Statements of Operations for the six months  and                                            2
      three months ended October 31, 2002 (unaudited) and October 31, 2001 (unaudited)


    Condensed Statements of Cash Flows for the six  months ended                                          3
     October 31, 2002 (unaudited) and October 31,2001(unaudited)

     Notes to the Financial Statements for the six months
         ended October 31, 2002 (unaudited)  and October 31,2001 ( unaudited)                           4-7


Item 2.  Management's Discussion and Analysis                                                          8-13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               14

Item 2.  Changes in Securities                                                                           14

Item 3.  Defaults Upon Senior Securities                                                                 14

Item 4.  Submission of Matters to a Vote of Security Holders                                             14

Item 5.  Other Information                                                                               14

Item 6.  Exhibits and Reports on Form 8-K                                                                14


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           Dynamic International, Inc.
                            Condensed Balance Sheets

                                                                                 October 31, 2002    April 30, 2002
                                                                                    (Unaudited)
CURRENT ASSETS
  Cash                                                                           $    37,794          $     38,006
  Accounts receivable, less
   allowance of $359,000  and $381,000                                             1,257,427               948,619
  Inventories                                                                      1,295,515             1,735,890
  Other current assets                                                                11,982                89,947
                                                                                   ---------             ---------

          Total Current Assets                                                     2,602,718             2,812,462

Fixed Assets- Net of accumulated
              depreciation                                                            35,596                36,820

Security Deposits                                                                      1,000                 1,000
                                                                                   ---------              --------


TOTAL ASSETS                                                                      $2,639,314            $2,850,282
                                                                                  ==========            ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                          $   833,843            $  773,280
  Amounts due affiliated company                                                   3,132,700             3,489,830
                                                                                   ---------             ---------

          Total Current Liabilities                                                3,966,543             4,263,110

COMMITMENT and CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock                                                                         4,419                 4,419
  Additional paid in capital                                                       5,119,796             5,119,796
  Accumulated deficit                                                             (6,451,441)           (6,537,040)
                                                                                 -----------           -----------
                                                                                  (1,327,226)           (1,412,825)
  Less: Treasury stock                                                                    (3)                   (3)
                                                                                 ------------          -----------

  Total Stockholders' Deficit                                                     (1,327,229)           (1,412,828)
                                                                                 ------------           -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                                                     $2,639,314            $2,850,282
                                                                                  ==========            ==========

  See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Operations

                                               Six Months  Ended                          Three Months Ended
                                       October 31,2002  October 31,2001           October 31,2002  October 31,2001
                                        (Unaudited)       (Unaudited)                (Unaudited)      (Unaudited)
                                                          (Restated)                                  (Restated)
Net sales                              $4,404,672         $5,259,794                $ 1,862,102       $2,180,493
Other income                                   26                 57                         15               24
                                         --------         ----------                 ----------        ---------
                                        4,404,698          5,259,851                  1,862,117        2,180,517


Cost of sales                           3,233,888          3,937,149                  1,362,894        1,652,505
                                        ---------          ---------                  ---------        ---------

Gross profit                            1,170,810          1,322,702                    499,223          528,012
                                       ----------          ---------                   --------       ----------

Operating expenses                        998,196          1,161,507                    431,767          517,769

Interest                                    8,495             11,275                      5,110            4,251

Interest  - related party                  78,520            130,250                     34,451           58,004
                                         --------          ---------                   --------        ---------

                                        1,085,211          1,303,032                    471,328          580,024
                                        ---------          ---------                    -------          -------
Income (loss) before taxes                 85,599             19,670                     27,895          (52,012)

Provision for taxes                             0                  0                          0                0
                                                -                ---                         --               --

Net income (loss)                        $ 85,599            $19,670                    $27,895         $(52,012)
                                         ========          =========                  =========         ========
Basic and diluted
 income (loss) per
 common share                            $    .02          $     .00                  $     .01         $   (.01)
                                         ========          =========                  =========         ========
Weighted average number
Common shares
Outstanding                             4,417,718         4,417,718                   4,417,718        4,417,718
                                        =========         =========                   =========        =========
Cash dividends per
 Common share                              None             None                        None              None

See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Cash Flows

                                                                                                 For the Six
                                                                                           Months ended October 31,
                                                                                            2002           2001
                                                                                         (Unaudited)    (Unaudited)
                                                                                                        (Restated)
Operating activities:
 Net income (loss)                                                                        $85,599        $19,670
                                                                                          -------         ------
Adjustments to reconcile net income
 to net cash provided by/ (used for) operating
  activities

 Depreciation                                                                               1,224          2,040

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                                      (308,808)       156,638
Inventory                                                                                 440,375        788,739
Prepaid expense and other                                                                  77,967         38,410

Increase (decrease) in:
Accounts payable and accrued expenses-
 non-related                                                                               60,563          2,920
                                                                                           ------          -----
Total adjustments                                                                         271,321        988,747
                                                                                          -------        -------

Net cash (used)/ provided by operating activities                                         356,920      1,008,417


Financing activities:
Accounts payable and accrued expenses-
 related party                                                                           (357,132)    (1,000,728)
                                                                                         ---------    -----------

Net cash -  (used)/ provided by financing activities                                     (357,132)    (1,000,728)
                                                                                         ---------    -----------

Increase (decrease) in cash and equivalents                                                  (212)         7,689
Cash and equivalents- beginning of period                                                  38,006         58,542
                                                                                           ------         ------
Cash and equivalents - end of period                                                      $37,794        $66,231
                                                                                           ======         ======

See Accompanying Notes to Condensed Financial Statements

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
               For The Six Months Ended October 31, 2002 and 2001
                                   (Unaudited)

1.   Basis of  Presentation

     The Condensed Balance Sheet as of October 31, 2002 and the related Condensed Statements of Operations and Cash Flows for the six months and three months ended October 31, 2002 and 2001 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2002 and 2001 and the results of their operations for the six months and three months ended October 31, 2002 and 2001.

     The April 30, 2002 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10K-SB. The results of operations for the six months ended October 31, 2002 and 2001 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.   Summary of Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10K-SB for the year ended April 30, 2002

3.   Going Concern

     The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business. The Company incurred net losses of approximately $696,000 and $1,239,000 for the years ended April 30, 2002 and 2001, respectively. Additionally, the Company has a working capital deficiency of approximately $1,364,000 at October 31,2002. In addition, the Company will need to continue and possibly increase its borrowing facility with an affiliate unless alternative funding can be arranged. These factors create uncertainty about whether the Company can continue as a going concern.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Six Months Ended October 31, 2002 and 2001
                                   (Unaudited)

     Management has implemented various cost controls and succeeded in reducing certain operating expenses and costs. However, the Company believes that the terrorist attacks in the United States on September 11, 2001 continue to have a chilling effect on travel and the economy in general. Consequently, consumer demand for luggage is likely to continue to be adversely affected. As a result, the Company currently expects that sales of its luggage products will continue to be negatively impacted for at least the near term. It is not practicable at this time to quantify the extent of any downturn. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

     The Warehousing Agreement, which was renewed on September 1, 2000, has a term of one year and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $241,441 and $275,181 for the six months ended October 31, 2002 and 2001, respectively.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Six Months Ended October 31, 2002 and 2001
                                   (Unaudited)


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

     Amounts due to the Related Entity totaled $3,489,830 and $3,132,700, at April 30, 2002 and October 31, 2002, respectively. The Company records interest on the unpaid balance due to the Related Entity at the JPMorganChase prime rate plus 1%. Total interest expense charged to operations was $78,520 and $130,250 for the six months ended October 31, 2002 and 2001, respectively.

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

6.   Restatement

     During the fourth quarter of the fiscal year ended April 30,2002, the Company made a determination to record interest on advances from affiliates, and restate previously issued financial statements for the correction of this error based on guidance provided by the Securities and Exchange Commission.

     The adjustment decreased net income for the six months ended October 31,2001 as follows:

               Net income, as originally reported                          $149,920
               Interest- affiliate                                          130,250
                                                                           --------
               Net income, as adjusted                                     $ 19,670
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

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business. The Company incurred net losses of approximately $696,000 and $1,239,000 for the years ended April 30, 2002 and 2001,respectively. Additionally, the Company has a working capital deficiency of approximately $1,364,000 at October 31,2002. In addition, the Company will need to continue and possibly increase its borrowing facility with an affiliate unless alternative funding can be arranged. These factors create uncertainty about whether the Company can continue as a going concern.

Results of Operations for the Six Months Ended October 31, 2002 Compared to the Six Months Ended October 31, 2001.

Sales for the six months ended October 31,2002, decreased by $855,000 or 16.2% to $4,405,000 from $5,260,000 for the six months ended October 31, 2001. This decrease was primarily the result of reduced sales of luggage due to the decrease in travel subsequent to the terrorist attacks of September 11, 2001. Allowances granted to customers were 7.4% of net sales for the six months ended October 31,2002 as compared to 9.1% of net sales for the six months ended October 31,2001. Allowances for the six months ended October 31 2001 included approximately $110,000 in promotional allowances given to two customers with the introduction of new luggage collections. Allowances for the six months ended October 31,2002 included approximately $100,000 in promotional allowances for a new customer.

The Company's gross profit decreased by approximately $152,000 due primarily to the decrease in sales. The Company's gross margin, as a percentage of sales, increased by 1.43% to 26.58% from 25.15% for the six months ended October 31, 2001. This increase is result of cost containment measures and improved pricing for merchandise purchased in the Peoples Republic of China.


Operating expenses, exclusive of interest expense, for the six months ended October 31, 2002 were $164,000 less than the six months ended October 31,2001. This decrease is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)

Royalty Expense                    ($70,000)
Shipping Expenses                  ($27,000)
Salesman Commissions               ($13,000)
Salesman Salaries                  ($42,000)
Travel and Entertainment           ($12,000)

Royalty expense decreased by $70,000 due to the decreased sales and the discontinuation of Rotaflex home gym products and thus the related minimum royalty payments. Shipping expenses decreased by $27,000 due to the reduced sales. Salesman commissions decreased by $13,000 due to the decrease in sales. Salesman salaries and travel and entertainment decreased by $42,000 and $12,000, respectively, due to a reduction in the sales staff.

Interest expense for the six months ended October 31, 2002 decreased by $3,000 from the six months ended October 31,2001. This decrease was due to reduced inventory purchases.

Interest expense related party for the six months ended October 31,2002 decreased by $51,000 from the six months ended October 31,2001. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                                         Six Months                         Six  Months
                                                           Ended                               Ended
                                                      October 31, 2002                   October 31, 2001
Net Sales                                               $4,405,000                          $5,260,000

Cost of Goods
Sold                                                     3,234,000                           3,937,000
                                                      --------------                     ---------------

Gross Margin                                             1,171,000                           1,323,000
                                                         ---------                        -------------
          As a Percentage of Net Sales                    26.58 %                             25.15%

Operating Expenses                                        998,000                            1,162,000
Interest                                                    8,000                               11,000
Interest -related party                                    79,000                              130,000
                                                      --------------                     ---------------

                                                        1,085,000                            1,303,000
                                                        ---------                            ---------
Income before provision
  for Income Taxes                                       $ 86,000                             $ 20,000
                                                        =========                            =========


Results of Operations for the Three Months Ended October 31, 2002 Compared to the Three Months Ended October 31, 2001.

Sales for the three months ended October 31,2002, decreased by $319,000 or 14.6% to $1,862,000 from $2,181,000 for the six months ended October 31, 2001. This decrease was primarily the result of reduced sales of luggage due to the decrease in travel subsequent to the terrorist attacks of September 11, 2001. Allowances granted to customers were 10.4% of net sales for the three months ended October 31,2002 as compared to 11% of net sales for the three months ended October 31,2001. Allowances for the three months ended October 31 2001 included approximately $110,000 in promotional allowances given to two customers with the introduction of new luggage collections. Allowances for the three months ended October 31,2002 included approximately $50,000 in promotional allowances for a new customer.

The Company's gross profit decreased by approximately $29,000 due primarily to the decrease in sales. The Company's gross margin as a percentage of sales, increased by 2.59% to 26.80% from 24.21% for the three months ended October 31, 2001. This increase is the result of cost containment measures and improved pricing for merchandise purchased in the Peoples Republic of China.

Operating expenses, exclusive of interest expense, for the three months ended October 31, 2002 were $86,000 less than the three months ended October 31,2001. This decrease is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)
Royalty Expense                     ($6,000)
Shipping Expenses                  ($29,000)
Salesman Commissions                ($3,000)
Salesman Salaries                  ($34,000)
Travel and Entertainment           ($11,000)
Other Corporate Expenses            ($3,000)

Royalty expense decreased by $6,000 due to the decreased sales and the discontinuation of Rotaflex home gym products and thus the related minimum royalty payments. Shipping expenses decreased by $29,000 due to the reduced sales. Salesman commissions decreased by $3,000 due to the decrease in sales. Salesman salaries and travel and entertainment decreased by $34,000 and $11,000, respectively, due to a reduction in the sales staff. Other Corporate expenses, including fringe benefits and telephone expenses, decreased by $3,000.

Interest expense for the three months ended October 31, 2002 increased by $1,000.

Interest expense related party for the three months ended October 31,2002 decreased by $24,000 from the three months ended October 31,2001. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                                         Three  Months                   Three  Months
                                                            Ended                             Ended
                                                       October 31, 2002                 October 31, 2001
Net Sales                                               $1,862,000                          $2,181,000

Cost of Goods
Sold                                                     1,363,000                           1,653,000
                                                      --------------                     --------------
Gross Margin                                               499,000                             528,000
                                                           -------                           ----------
          As a Percentage of Net Sales                     26.80 %                             24.21%

Operating Expenses                                         432,000                             518,000
Interest                                                     5,000                               4,000
Interest -related party                                     34,000                              58,000
                                                      --------------                    ---------------
                                                          471,000                              580,000
                                                          -------                              -------
Income before provision
  for Income Taxes                                       $ 28,000                            $ (52,000)
                                                          =======                              =======

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


Liquidity and Capital Resources

During the six months ended October 31, 2002, cash provided by operations was $357,000. This was primarily the result of net income, a decrease in inventory , prepaid expenses and other and an increase in accounts payable and accrued expenses of $86,000, $440,000 , $78,000 and $61,000, respectively, which were offset by an increase in accounts receivable of $309,000.

Payments against the amount due to Achim used cash from financing activities of $357,000. The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company.

Advances from Achim are due upon demand. The Company records interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%. The amount of interest recorded for the six months ended October 31, 2002 and 2001 was $78,000 and $130,000, respectively.

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

                  None

Item 5. Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K.

                  Exhibit 99.1

Item 7. Sarbanes-Oxley Certifications

CERTIFICATIONS

Each of the undersigned hereby certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of  Dynamic
     International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of October 31, 2002; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 13, 2002

/s/ Marton Grossman                                     /s/ William P. Dolan
___________________                                      ___________________
Marton Grossman, CEO                                    William P. Dolan, CFO

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DYNAMIC INTERNATIONAL, INC.



By:/s/ William P. Dolan
-----------------------
William P. Dolan
VP Finance


December 12, 2002

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Dynamic International, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the period ended October 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Marton Grossman and William P. Dolan, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 13, 2002


/s/ Marton Grossman                         /s/ William P. Dolan
____________________                        ___________________
Marton Grossman, CEO                        William P. Dolan, CFO