Form 10QSB
period 2003-01-31
DYNAMIC INTERNATIONAL INC
filed 2003-03-17
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2003

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

YES [X ]    NO []

As of February 28, 2003 the Registrant had 4,418,258 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended January 31, 2003


                                                                                              Page
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheets as of January  31, 2003 (unaudited)  and                          1
        April 30,2002

    Condensed Statements of Operations for the nine months  and                                 2
      three months ended January 31, 2003 (unaudited) and January 31, 2002 (unaudited)


    Condensed Statements of Cash Flows for the nine  months ended                               3
     January 31, 2003 (unaudited) and January 31,2002(unaudited)

     Notes to the Financial Statements for the nine months
         ended January 31, 2003 (unaudited)  and January 31,2002 ( unaudited)                   4-7

Item 2.  Management's Discussion and Analysis                                                   8-13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      14

Item 2.  Changes in Securities                                                                  14

Item 3.  Defaults Upon Senior Securities                                                        14

Item 4.  Submission of Matters to a Vote of Security Holders                                    14

Item 5.  Other Information                                                                      14

Item 6.  Exhibits and Reports on Form 8-K                                                       14

Item 7.  Sarbanes-Oxley Certification                                                           15-16

Signatures                                                                                      17

Exhibit 99.1                                                                                    18


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           Dynamic International, Inc.
                            Condensed Balance Sheets

                                                                                 January 31, 2003    April 30, 2002
                                                                                      (Unaudited)
CURRENT ASSETS
  Cash                                                                            $    82,334       $     38,006
  Accounts receivable, less
   allowance of $441,000  and $381,000                                              1,249,119            948,619
  Inventories                                                                       1,221,217          1,735,890
  Other current assets                                                                 53,983             89,947
                                                                                    ---------           ---------

          Total Current Assets                                                      2,606,653         2,812,462

Fixed Assets- Net of accumulated
              depreciation                                                             34,984             36,820

Security Deposits                                                                       1,000              1,000
                                                                                    ---------           --------


TOTAL ASSETS                                                                      $ 2,642,637         $2,850,282
                                                                                   ==========         ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                           $   854,502        $   773,280
  Amounts due affiliated company                                                    3,019,167          3,489,830
                                                                                    ---------          ---------

          Total Current Liabilities                                                 3,873,669          4,263,110

COMMITMENT and CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock                                                                          4,419             4,419
  Additional paid in capital                                                        5,119,796         5,119,796
  Accumulated deficit                                                              (6,355,244)       (6,537,040)
                                                                                   -----------       -----------
                                                                                   (1,231,029)       (1,412,825)
  Less: Treasury stock                                                                     (3)               (3)
                                                                                   -----------       -----------

  Total Stockholders' Deficit                                                      (1,231,032)       (1,412,828)
                                                                                   -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                                                      $2,642,637        $2,850,282
                                                                                   ==========        ==========

See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Operations

                                               Nine Months  Ended                 Three Months Ended
                                       January 31,2003  January 31,2002   January 31,2003  January 31,2002
                                          Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                                           (Restated)                         (Restated)
Net sales                                 $6,035,607       $6,184,413       $ 1,630,935         $924,619
Other income                                      26               72                 0               15
                                            --------       ----------       -----------         --------
                                           6,035,633        6,184,485         1,630,935          924,634

Cost of sales                              4,334,716        4,674,718         1,100,828          737,570
                                           ---------        ---------         ---------         --------

Gross profit                               1,700,917        1,509,767           530,107          187,064
                                           ---------        ---------          --------         --------

Operating expenses                         1,399,295        1,500,853           401,099          339,345

Interest                                      11,615           14,809             3,120            3,534

Interest  - related party                    108,211          172,839            29,691           42,589
                                           ---------        ---------           -------         --------

                                           1,519,121        1,688,501           433,910          385,468
                                           ---------        ---------           -------          -------
Income (loss) before taxes                   181,796        ( 178,734)           96,197         (198,404)

Provision for taxes                                0                0                 0                0
                                                   -              ---                --               --

Net income (loss)                           $181,796        $(178,734)          $96,197        $(198,404)
                                            ========        =========         =========        ==========
Basic and diluted
 income (loss) per
 common share                               $    .04        $   ( .04)        $     .02        $    (.04)
                                            ========        ==========        =========        ==========
Weighted average number
Common shares
Outstanding                                4,417,718        4,417,718         4,417,718        4,417,718
                                           ==========       ==========       ==========        =========
Cash dividends per
 Common share                                 None             None              None             None

See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Cash Flows


                                                                                      For the Nine
                                                                                 Months ended January 31,
                                                                                  2003             2002
                                                                                (Unaudited)     Unaudited)
                                                                                                (Restated)

Operating activities:
 Net income (loss)                                                                $181,796     $(178,734)
                                                                                  --------
Adjustments to reconcile net income
 to net cash provided by/ (used for) operating
  activities

 Depreciation                                                                        1,836         3,060

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                               (300,500)      888,332
Inventory                                                                          514,673       721,397
Prepaid expense and other                                                           35,966        38,649

Increase (decrease) in:
Accounts payable and accrued expenses-
 non-related                                                                        81,222       (89,045)
                                                                                    ------      --------
Total adjustments                                                                  333,197     1,562,393
                                                                                   -------     ---------

Net cash provided by operating activities                                          514,993     1,383,659


Financing activities:
Accounts payable and accrued expenses-
 related party                                                                    (470,665)   (1,365,064)
                                                                                  ---------   -----------

Net cash used by financing activities                                             (470,665)   (1,365,064)
                                                                                  ---------   -----------

Increase in cash and equivalents                                                    44,328        18,595
Cash and equivalents- beginning of period                                           38,006        58,542
                                                                                    ------        ------
Cash and equivalents - end of period                                               $82,334       $77,137
                                                                                   =======       =======


See Accompanying Notes to Condensed Financial Statements

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
               For The Nine Months Ended January 31, 2003 and 2002
                                   (Unaudited)

1. Basis of Presentation The Condensed Balance Sheet as of January 31, 2003 and the related Condensed Statements of Operations and Cash Flows for the nine months and three months ended January 31, 2003 and 2002 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2003 and 2002 and the results of their operations for the nine months and three months ended January 31, 2003 and 2002.

     The April 30, 2002 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10K-SB. The results of operations for the nine months ended January 31, 2003 and 2002 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.   Summary of Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10K-SB for the year ended April 30, 2002

3.   Going Concern

     The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business. The Company incurred net losses of approximately $696,000 and $1,239,000 for the years ended April 30, 2002 and 2001, respectively. Additionally, the Company has a working capital deficiency of approximately $1,267,000 at January 31,2003. In addition, the Company will need to continue and possibly increase its borrowing facility with an affiliate unless alternative funding can be arranged. These factors create uncertainty about whether the Company can continue as a going concern.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Nine Months Ended January 31, 2003 and 2002
                                   (Unaudited)

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

     The Warehousing Agreement, which was renewed on September 1, 2000, has a term of one year and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $338,563 and $312,228 for the nine months ended January 31, 2003 and 2002, respectively.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Six Months Ended January 31, 2003 and 2002
                                   (Unaudited)


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

     Amounts due to the Related Entity totaled $3,489,830 and $3,019,167, at April 30, 2002 and January 31, 2003, respectively. The Company records interest on the unpaid balance due to the Related Entity at the JPMorganChase prime rate plus 1%. Total interest expense charged to operations was $108,211 and $172,839 for the nine months ended January 31, 2003 and 2002, respectively.

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

     The adjustment decreased net income for the nine months ended January 31,2002 as follows:

                Net loss, as originally reported        $(5,895)
                Interest- affiliate                     172,839
                                                      ----------
                Net income, as adjusted               $(178,734)
                                                        =======

7.   Contingency

     Under an agreement dated September 1, 2000, between the Company and 3L Associates, the Company was granted the exclusive license to use the Adolfo name in connection with the manufacture, sale and distribution of sports bags\ luggage products. The current expiration date of the agreement is March 31,2003. The Company has notified the licensor that the Company does not intend to renew the agreement. The licensor has asserted that the Company did not make proper notification under the contract. The Company has determined that the maximum payout, over the current contract minimums, would be $200,000 in the event of an unfavorable outcome.

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

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business. The Company incurred net losses of approximately $696,000 and $1,239,000 for the years ended April 30, 2002 and 2001,respectively. Additionally, the Company has a working capital deficiency of approximately $1,267,000 at January 31,2003. In addition, the Company will need to continue and possibly increase its borrowing facility with an affiliate unless alternative funding can be arranged. These factors create uncertainty about whether the Company can continue as a going concern.

Results of Operations for the Nine Months Ended January 31, 2003 Compared to the Nine Months Ended January 31, 2002.

Sales for the nine months ended January 31,2003, decreased by $149,000 or 2.4% to $6,036,000 from $6,185,000 for the nine months ended January 31, 2002. This decrease was primarily the result of reduced sales of luggage due to the decrease in travel subsequent to the terrorist attacks of September 11, 2001. Allowances granted to customers were 10.8% of net sales for the nine months ended January 31,2003 as compared to 9.9% of net sales for the nine months ended January 31,2002. Allowances for the nine months ended January 31 2002 included approximately $110,000 in promotional allowances given to two customers with the introduction of new luggage collections. Allowances for the nine months ended January 31,2003 included approximately $100,000 in promotional allowances for a new customer.

The Company's gross profit increased by approximately $191,000. The Company's gross margin, as a percentage of sales, increased by 3.77% to 28.18% from 24.41% for the nine months ended January 31, 2002. These increases are result of cost containment measures and improved pricing for merchandise purchased in the Peoples Republic of China.


Operating expenses, exclusive of interest expense, for the nine months ended January 31, 2003 were $102,000 less than the nine months ended January 31,2002. This decrease is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)

Royalty Expense                     ($43,000)
Shipping Expenses                    $32,000
Salesman Commissions                 $21,000
Salesman Salaries                   ($89,000)
Travel and Entertainment            ($23,000)

Royalty expense decreased by $43,000 due to the decreased sales and the discontinuation of Rotaflex home gym products and thus the related minimum royalty payments. Shipping expenses increased by $32,000 because of an increase in warehouse shipments which incur shipping fees at a higher rate than direct sales. The increase in warehouse shipments was offset by a decrease in direct shipments, resulting in lower net sales for the nine months. Salesman commissions increased by $21,000 due to an increase in commissioned sales. Salesman salaries and travel and entertainment decreased by $89,000 and $23,000, respectively, due to a reduction in the sales staff.

Interest expense for the nine months ended January 31, 2003 decreased by $3,000 from the nine months ended January 31,2002. This decrease was due to reduced inventory purchases.

Interest expense related party for the nine months ended January 31,2003 decreased by $65,000 from the nine months ended January 31,2002. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                                Nine Months                     Nine  Months
                                                   Ended                           Ended
                                             January 31, 2003                 January 31, 2002
Net Sales                                       $6,036,000                       $6,185,000

Cost of Goods
Sold                                             4,335,000                        4,675,000
                                                ----------                       ------------

Gross Margin                                     1,701,000                        1,510,000
                                                ----------                       ------------
          As a Percentage of Net Sales             28.18 %                          24.41%

Operating Expenses                               1,399,000                        1,501,000
Interest                                            12,000                           15,000
Interest -related party                            108,000                          173,000
                                                ----------                       ------------

                                                 1,519,000                        1,689,000
                                                 ---------                        ---------
Income before provision
  for Income Taxes                                $182,000                        $(179,000)
                                                   =======                          =======

Results of Operations for the Three Months Ended January 31, 2003 Compared to the Three Months Ended January 31, 2002.

Sales for the three months ended January 31,2003, increased by $706,000 or 76% to $1,631,000 from $925,000 for the three months ended January 31, 2002. This increase was primarily the result of approximately $354,000 in sales to a new customer and increased sales to four customers of approximately $352,000. Allowances granted to customers were 19.8% of net sales for the three months ended January 31,2003 as compared to 14.76% of net sales for the three months ended January 31,2002. Allowances for the three months ended January 31 2003 included various promotional allowances given to customers with the introduction of new luggage collections..

The Company's gross profit increased by approximately $342,000 due primarily to the increase in sales. The Company's gross margin as a percentage of sales, increased by 12.18% to 32.50% from 20.32% for the three months ended January 31, 2002. This increase is primarily the result of cost containment measures and improved pricing for merchandise purchased in the Peoples Republic of China.

Operating expenses, exclusive of interest expense, for the three months ended January 31, 2003 were $62,000 higher than the three months ended January 31,2002. This increase is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)
Royalty Expense                     $29,000
Shipping Expenses                   $61,000
Salesman Commissions                $36,000
Salesman Salaries                  ($47,000)
Travel and Entertainment           ($12,000)
Other Corporate Expenses            ($5,000)

Royalty expense increased by $29,000 due to the increased sales. Shipping expenses increased by $61,000 due to the increased sales. Salesman commissions increased by $36,000 due to the increase in sales. Salesman salaries and travel and entertainment decreased by $47,000 and $12,000, respectively, due to a reduction in the sales staff. Other Corporate expenses, including fringe benefits and telephone expenses, decreased by $5,000.

Interest expense for the three months ended January 31, 2002 decreased by $1,000.

Interest expense related party for the three months ended January 31,2003 decreased by $13,000 from the three months ended January 31,2002. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                             Three  Months                      Three  Months
                                                 Ended                             Ended
                                            January 31, 2003                   January 31, 2002
Net Sales                                      $1,631,000                         $925,000

Cost of Goods
Sold                                            1,101,000                          737,000
                                              -------------                     ------------
Gross Margin                                      530,000                          188,000
                                                  -------                        -----------
          As a Percentage of Net Sales            32.50 %                           20.32%

Operating Expenses                                401,000                          339,000
Interest                                            3,000                            4,000
Interest -related party                            30,000                           43,000
                                              ------------                     ------------
                                                  434,000                          386,000
                                                  -------                          -------
Income before provision
  for Income Taxes                               $ 96,000                       $ (198,000)
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


Liquidity and Capital Resources

During the nine months ended January 31, 2003, cash provided by operations was $515,000. This was primarily the result of net income, a decrease in inventory , prepaid expenses and other and an increase in accounts payable and accrued expenses of $182,000, $515,000 , $36,000 and $81,000, respectively, which were offset by an increase in accounts receivable of $301,000.

Payments against the amount due to Achim used cash from financing activities of $471,000. The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company.

Advances from Achim are due upon demand. The Company records interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%. The amount of interest recorded for the nine months ended January 31, 2003 and 2002 was $108,000 and $173,000, respectively.

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

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K.

          Exhibit 99.1

Item 7. Sarbanes - Oxley Certifications

CERTIFICATIONS

I, Marton Grossman hereby certifiy that:

     1. I have reviewed this quarterly report on Form 10-QSB of Dynamic International, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of January 31, 2003; and

          (iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):


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


   Date: March 14, 2003

   /s/ Marton Grossman
   --------------------
   Marton Grossman, CEO

I, William P. Dolan, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Dynamic International, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of January 31, 2003; and

          (iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):


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


   Date: March 14, 2003

   /s/ William P. Dolan
   --------------------
   William P. Dolan, CFO

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DYNAMIC INTERNATIONAL, INC.


    /s/ William P. Dolan
By:_____________________________
William P. Dolan
VP Finance


March 14, 2003

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Dynamic International, Inc., a Nevada corporation (the "company"), on Form 10-QSB for the period ended January 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Marton Grossman, the Chief Executive Officer of the Company, does hereby certify, pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 14, 2003


/s/ Marton Grossman
-------------------
Marton Grossman, CEO

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Dynamic International, Inc., a Nevada corporation (the "company"), on Form 10-QSB for the period ended January 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, William P. Dolan, the Chief Financial Officer of the Company, does hereby certify, pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 14, 2003


/s/ William P. Dolan
----------------------
William P. Dolan, CFO