Form 10KSB
period 2003-04-30
DYNAMIC INTERNATIONAL INC
filed 2003-07-29
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10K-SB
          Annual report pursuant to section, section 13 or 15(d) of the
                         Securities Exchange Act of 1934
    For the fiscal year ended April 30,2003. Commission file number 000-33285

                           DYNAMIC INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     Nevada                                                        11-3563216
---------------------------------------------------------------            --------------------------------
 (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)
         58 Second Avenue, Brooklyn, New York                                            11215
---------------------------------------------------------                       -----------------
         (Address of Principal Executive Offices)                                    (Zip Code)

         Registrant's telephone number, including Area Code:     (718) 369-4160
                                                              ------------------

        Securities to be registered pursuant to Section 12(b) of the Act:
                                                         None

        Securities to be registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.001 per share)
                                 Title of Class


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer: Indeterminate - No existing market

The number of shares outstanding of Issuer's Common Stock as of July 29,2003:
4,418,258

Transitional Small Business Disclosure Format: Yes [] No [X]


Revenues for the most recent fiscal year: $ 7,441,000

                                Table of Contents

Part I
Item 1.Description of Business                                                3

Item 2.Properties                                                             7

Item 3.Legal Proceedings                                                      7

Item 4.Submission of Matters to a Vote of Security Holders                    7

Part II
Item 5.Market Price of Company's Common Equity and
           Related Stockholder Matters                                        7

Item 6.Management's Discussion and Analysis of Financial
           Condition and results of Operations                                8

Item 7. Financial Statements and Supplementary Data                          14


Item 8.Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               14

Part III
Item 9.Directors and Executive officers of the Company                       14
Item 10.Executive compensation                                               15
Item 11.Security ownership of certain beneficial owners and
             Management                                                      16
Item 12.Certain Relationships and Related Transactions                       16

Part IV
Item 13.Exhibits on Form 10K                                                 18
Item 14. Controls and Procedures                                             18
Signatures                                                                   19
Certifications                                                              20-21

Index to Exhibits                                                            22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Statements contained herein, which are not historical facts, are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

Background of Registrant

Dynamic International, Inc. (the "Company") was formed on August 31,2000 as a wholly owned company of Dynamic International Ltd. ("Ltd."). Pursuant to an Equity Transfer and Reorganization Agreement dated August 10,2000, (The "Agreement") by and among Ltd., certain of its shareholders, Emergent Management Company, LLC ("Emergent"), and several holders of membership interests in Emergent Ventures, LLC (an affiliate of Emergent) Ltd. transferred all of its assets to the Company. In addition, the Company assumed all of the liabilities of Ltd. (other than outstanding bank debt in the amount of $250,000). Immediately following such transfer of assets and the assumption of liabilities, Ltd. transferred to its shareholders, on a pro-rata basis, all of the issued and outstanding shares of common stock of the Company (4,418,258 shares).

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


Design and Development

The Company has been granted a number of design patents with respect to certain of its products. See "Intellectual Property--License Agreements". The Company employs a designer on a full-time basis for the design of its sports bags/luggage products. During the most recent fiscal year the Company spent approximately $103,000 on design activities, including fees to designers and patent attorneys. The Company may, from time to time, utilize the services of consultants for product and package design.

The Company's products are manufactured in China and Sri Lanka which in the most recent fiscal year accounted for approximately 70%, 30%, respectively, of the Company's products. Orders for sports bags/luggage require a period of 90 to 120 days before they are shipped. The Company ordinarily has its products manufactured based on purchase orders and it has no long-term relationships with any of its manufacturers. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little if any additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise


Sales and Marketing

The Company sells its products on a wholesale basis only. The Company's products are sold to discount stores, mass merchants, department stores, luggage specialty stores and sporting goods stores. For the fiscal year ended April 30, 2003, Sears Roebuck & Co., JC Penney, BJ'S Wholesale Club and Kohl's Department Stores accounted for 25%, 20%, 15% and 13%, respectively, of the Company's revenue. No other customer accounted for more than 10% of the Company's revenues. For the fiscal year ended April 30, 2003, sales of the Company's sports bags/luggage products accounted for 100% of the Company's revenues.

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

In addition, on a small scale, the Company markets existing products to retailers for resale under their own private labels. Currently, the Company delivers to Kohl's Department Stores. Although the scope of this marketing effort is currently limited, the Company intends to try to expand the number of private label transactions. No assurance can be given that its efforts in this area will be successful.


Competition
The Company's sports bags/luggage products compete with products designed by a number of the largest companies in the industry, including Samsonite, Sky Way, American Tourister. Ricardo and High Sierra The Company believes that because of its concentration on the upscale lifestyle and more specialized leisure market that are associated with the trademark JEEP(TM), it will be able to continue to grow its sports bags/luggage business. The Company's larger competitors have access to greater financial resources. Accordingly, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

Intellectual Property--License Agreements
The  Company   owns  the   trademark   Polaris   Expedition(TM),U.S.   Trademark
Registration Number 2,417,987.This trademark is used on a collection of the Company's backpacks, duffel bags and upright Pullmans.

The Company owns the U.S. Design Patent for a Wheeled Backpack. U.S. Design Patent Number US D448, 161 S. This patent is for the ornamental design of a wheeled backpack.


License Agreements - The Company sells a number of its products under licensed names. The Company has entered into licensee agreements, which provide for the use of various trade names, as follows:

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


Adolfo- Under an agreement dated September 1,2000, between the Company and 3L Associates, the Company was granted the exclusive license to use the Adolfo name in connection with the manufacture, sale and distribution of sports bags/luggage products. The Adolfo agreement, which was renewable until March 2007, expired on March 31, 2003. Under the agreement, the company must pay the greater of 6% of net Adolfo sales or minimum payments of $25,000 for each annual period until March 2003. The Company notified the licensor that the Company does not intend to renew the agreement. A dispute has arisen, however, because the licensor believes the Company's notification of termination was insadequate. In any event, however, the maximum exposure under the terms of the licensing agreement is approximately $200,000.

Management Agreement with Achim Importing Co., Inc.

Pursuant to a Warehousing and Service Agreement dated as of September 21,2000 (the "Warehousing Agreement") between the Company and Achim Importing Company, Inc. ("Achim"), Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers.

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

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 2003, the Company charged operations approximately $406,000 in fees.

Pursuant to a Security Agreement dated as of January 2,2001 between the Company and Achim, Achim has perfected its security interest in the accounts, collateral, documents, general intangibles, instruments and inventory of the Company. This security agreement is intended to secure amounts due to Achim for purchases of inventory Achim has made for the Company, for which Achim has charged the Company without markup, and for advances of working capital to the Company. As of April 30,2003 the balance due to Achim was $2,901,000.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President.

Employees

As of July 15,2003, the Company employed 7 persons, of whom three were executive officers, two were engaged in sales and two were involved in operations-warehousing and shipping. None of the Company's employees is represented by a union and no work stoppages have occurred.

ITEM 2. PROPERTIES

The Company occupies 4,500 square feet of office space, located at 58 Second Avenue, Brooklyn, New York. The property is leased by Achim from C&F Second Avenue. Since Achim is the lessee, Achim makes the property available to the Company on an at-will basis. In addition, the Company occupies space in a warehouse located at 1600 Livingston Avenue, North Brunswick, New Jersey. The Company occupies space in this warehouse on an as needed basis and at will basis. The property is leased by Achim from 1600 Rt.1, LLC. See PART I ITEM 1. DESCRIPTION OF BUSINESS "Management Agreement with Achim Importing Co., Inc." and PART III ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 3. LEGAL PROCEEDINGS

     Under an agreement dated September 1, 2000, between the Company and 3L Associates, the Company was granted the exclusive license to use the Adolfo name in connection with the manufacture, sale and distribution of sports bags\ luggage products. The Adolfo agreement, which was renewable until March 31,2007, expired on March 31,2003. The Company notified the licensor that the Company does not intend to renew the agreement.A dispute has arisen, however, because the licensor believes the Company's notification of termination was insadequate. In any event, however, the maximum exposure under the terms of the licensing agreement is approximately $200,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            Not applicable.


                                     PART II

ITEM 5. MARKET  PRICE OF  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
     MATTERS

The Company's common shares do not trade publicly. As of July 29, 2003,the Company had 4,418,258 shares of Common Stock outstanding held by 1,348 shareholders of record, all of which shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company does not have any options or warrants outstanding.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein, which are not historical facts, are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

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

General
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

The Company's auditors have indicated, in their report dated July 22,2003, that there is substantial doubt regarding our ability to continue as a going concern as a result an accumulated deficit of approximately $6,200,000 and working capital deficiency of approximately $1,100,000 at April 30,2003. The Company did generate cash from operations of approximately $608,000 and $1,379,000 for the fiscal years ended April 30,2003 and 2002, respectively. However, the Company used the cash to repay amounts due to Achim during the fiscal years ended April 30,2003 and 2002 of approximately $589,000 and $1,399,000, respectively. The Company also recorded net decreases in cash for the years ended April 30,2003 and 2002 of approximately $1,000 and $21,000, respectively. In 2003 the Company had a profit of $318,000 however, there can be no assurance that management's plan will continue to be successful .The Company will need to continue and possibly add to its borrowing facility with an affiliate unless alternative funding can be arranged. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations for the Fiscal Year Ended April 30, 2003 Compared to the Fiscal Year Ended April 30, 2002.

Sales for the fiscal year ended April 30, 2003,decreased by $160,000 or 2.1% to $7,441,000 from $7,601,000 for the fiscal year ended April 30, 2002. During the fiscal year ended April 30, 2003, sales to Kohl's Department Stores, Mervyn's, Meijer, Inc., and Sears Roebuck decreased by approximately $562,000, $474,000, $392,000 and $123,000, respectively. These decreases were partially offset by increased sales to JC Penney's of approximately $1,453,000. Allowances granted to customers were 12.1% of net sales for the fiscal year ended April 30,2003 compared to 9.6% for the fiscal year ended April 30,2002. This increase was due primarily to allowances given to JC Penney and Mervyn's for the introduction of new products of $100,000 and $30,000, respectively.

The Company's gross profit of $2,243,000 for the fiscal year ended April 30, 2003 was $514,000 higher than the gross profit of $1,729,000 for the fiscal year ended April 30,2002. The gross profit, as a percentage of sales, improved from 22.74% in fiscal 2002 to 30.14% in 2003. These increases are the result of cost containment measures and improved pricing for merchandise purchased in the Peoples Republic of China.

Operating expenses, exclusive of interest expense, of $1,774,000 for the fiscal year ended April 30, 2003 were $420,000 less than operating expenses of $2,194,000 for the fiscal year ended April 30, 2002. This decrease is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)

Royalty Expense                        ($308,000)
Shipping Fees                            $24,000
Salesman Salaries                      ($130,000)
Travel Expenses                         ($31,000)
Show Expenses                            $33,000
Insurance                               ($14,000)
Other Corporate Expenses                  $6,000

Royalty expenses decreased by $308,000 due primarily to the accrual of the balance of minimum royalties due to Connelly Synergy Systems LLC, during the fiscal year ended April 30,2002. Shipping fees increased by $24,000 due to a decrease in direct shipments to customers during the fiscal year ended April 30,2003.Direct shipments incur shipping fees at a lower rate than domestic warehouse sales. Salesman salaries and travel expenses decreased by $130,000 and $31,000, respectively, due primarily to the elimination of a sales position. Show Expenses increased by $ 33,000 because the company attended a luggage show in March of 2003 that it had not attended in the prior fiscal year. Insurance expense decreased by $14,000 due to lower insurance premiums. Other corporate expenses increased by $6,000 including an increase in legal fees which was offset by a decrease in telephone expenses.

Interest expense for the fiscal year ended April 30, 2003 decreased by $1,000 from the fiscal year ended April 30, 2002.

Interest expense- related party for the fiscal year ended April 30,2003 decreased by $79,000 to $136,000 from $215,000 for the fiscal year ended April 30,2002. This decrease is due to reduced interest rates and the reduction of amount due to Achim Importing Company, Inc. ("Achim").

The Company's pretax income of $318,000 for the fiscal year ended April 30, 2003 represents a $1,014,000 change from a pretax loss of $696,000 for the fiscal year ended April 30, 2002.

Management has projected a business plan which it believes is realistic, and which, projects revenues to decrease by approximately 7% and gross margin to remain relatively consistent with the fiscal year ended April 30,2003. This will result in a decrease in net income and the need for continued financial support from Achim. No assurances can be given that any of these anticipated results will actually be achieved.

The following table sets forth the result of operations for the periods discussed above.

                                                              Fiscal Year             Fiscal Year
                                                                 Ended                   Ended
                                                           April 30, 2003            April 30, 2002
Gross Sales                                                   $8,343,000              $8,334,000
 Allowances                                                     (902,000)               (733,000)
                                                              ------------             -----------
Net Sales                                                     $7,441,000              $7,601,000
Cost of Goods
Sold                                                           5,198,000              $5,872,000
                                                              ------------             -----------

Gross Margin                                                   2,243,000               1,729,000
         As a Percentage of Net Sales                           30.14%                   22.74%


Operating Expenses                                             1,774,000               2,194,000
Interest                                                          15,000                  16,000
Interest- related party                                          136,000                 215,000
                                                              ------------            -----------
                                                               1,925,000               2,425,000

Pretax Income (Loss)                                            $318,000               ($696,000)



Results of Operations for the Fiscal Year Ended April 30, 2002 Compared to the Fiscal Year Ended April 30, 2001.

Sales for the fiscal year ended April 30, 2002,decreased by $1,925,000 or 20.0% to $7,601,000 from $9,526,000 for the fiscal year ended April 30, 2001. Sales for the fiscal year ended April 30,2001 included the sale of the Company's exercise products, under an agreement with Bollinger Industries, L.P. (Bollinger), (See PartI Item 3 Legal Proceedings) for approximately $871,000. After excluding the sale to Bollinger from the Company's sales for the fiscal year ended April 30,2001, the company's sales for the fiscal year ended April 30,2002 decreased by $1,054,000 or 12.2%. During the fiscal year ended April 30, 2002, sales to Kohl's Department Stores Sears Roebuck and Office Depot Inc. decreased by approximately $1,176,000, $677,000 and $241,000, respectively. These decreases were offset by increased sales to Mervyn's (a new customer) and BJ'S Wholesale Club of approximately $911,000 and $169,000, respectively. Allowances granted to customers were 9.6% of net sales for the fiscal year ended April 30,2002 compared to 10.4% for the fiscal year ended April 30,2001. Allowances for the fiscal year ended April 30,2001 included approximately $224,000 in allowances granted to Bollinger for the sale of the Company's exercise products which equaled approximately 2.4% of the net sales. This was offset by increases in allowances granted to Mervyn's of approximately 1.5% of net sales for the fiscal year ended April 30,2002.

The Company's gross profit of $1,729,000 for the fiscal year ended April 30, 2002 was $301,000 less than the gross profit of $2,029,000 for the fiscal year ended April 30,2001.

The gross profit percentage improved from 21.3% in fiscal 2001 to 22.74 in 2002. Sales for the fiscal year ended April 30, 2001, included the sale of the Company's exercise products, under an agreement with Bollinger Industries, L.P. (Bollinger), for approximately $871,000. The sale of the Company's hand held exercise product line to Bollinger in June 2000 was at cost, generating no gross margin. After excluding the sale to Bollinger, the gross margin for the fiscal year ended April 30,2001 was 23.3%.

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

Royalty expenses increased by $200,000 due primarily to the accrual of the balance of minimum royalties due to Connelly Synergy Systems LLC,. Shipping fees and salesman commissions decreased by $175,000 and $118,000 respectively, due to the lower sales volume during the fiscal year ended April 30,2002. Salesman salaries decreased by $43,000 due primarily to a reduction in salary for one employee. Travel expenses decreased by $33,000 because of reduced overseas travel. Promotional and selling expenses decreased by $460,000 due primarily to the write off of Latin American marketing expenses associated with the Rotaflex System (SEE PART I Item 1 Intellectual Property) during the fiscal year ended April 30,2001. Office salaries decreased by $23,000 due to the elimination of a position. Legal fees decreased by $60,000 due to the Company's formation in August of 2000 for which legal expenses were incurred in the previous fiscal year. Depreciation expense decreased by $26,000 due to reduced capital expenditures. Other corporate expenses decreased by $20,000 including reductions in payroll taxes and telephone expenses.

Interest expense for the fiscal year ended April 30, 2002 decreased by $11,000 from the fiscal year ended April 30, 2001.

Interest expense- related party for the fiscal year ended April 30,2002 decreased by $78,000 to $215,000 from $293,000 for the fiscal year ended April 30,2001. This decrease is due to reduced interest rates and the reduction of amount due to Achim Importing Company, Inc. ("Achim").

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

                                                          Fiscal Year               Fiscal Year
                                                             Ended                     Ended
                                                         April 30, 2002            April 30, 2001
Gross Sales                                               $8,334,000                 $10,519,000
 Allowances                                                 (733,000)                   (993,000)
                                                        ------------                 -----------
Net Sales                                                 $7,601,000                  $9,526,000
Cost of Goods
Sold                                                       5,872,000                   7,496,000
                                                        ------------                 -----------

Gross Margin                                               1,729,000                   2,030,000
         As a Percentage of Net Sales                        22.74%                      21.31%


Operating Expenses                                         2,194,000                   2,948,000
Interest                                                      16,000                      27,000
Interest- related party                                      215,000                     293,000
                                                        ------------                 -----------
                                                           2,425,000                   3,268,000
Pretax Loss                                                $(696,000)                $(1,238,000)

Liquidity and Capital Resources

Management Plan of Operations

Management has projected a business plan which it believes is realistic, and which, projects revenues to decrease by approximately 7% and gross margin to remain relatively consistent with the fiscal year ended April 30,2003. This will result in a decrease in net income and the need for continued financial support from Achim. Achim has purchased inventory for the Company and has charged the Company for the invoiced amount without markup. Pursuant to an unwritten understanding, Achim arranges for the issuance, by its financial lender, of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory. Achim has also advanced working capital to the Company. As of April 30,2003 the balance due to Achim was $2,901,000. Achim has not entered into any agreements, formal or informal, to fund the Company's operations for the next twelve months. However, no assurances can be given that any of these anticipated results will actually be achieved.

The Company believes that events that began with the terrorist attack in the United States on September 11, 2001 are having a negative impact on travel. Consequently, the Company believes that consumer demand for luggage has been reduced. As a result, the Company currently expects that sales of its luggage products will likely be negatively impacted for at least the near term. It is not practicable to quantify the extent of any downturn at this time.

Fiscal Year ended April 30, 2003

Operating Activities

During the fiscal year ended April 30, 2003, cash provided by operating activities amounted to $608,000. This was the result of net income, decreases in inventory and prepaid expenses and other assets of $318,000, $307,000 and $59,000, respectively. These increase in cash were offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses of $73,000 and $9,000, respectively.

Investing Activities

Cash of $21,285 was used to purchase an automobile.

Financing Activities
The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company. Cash of $588,000 was used to pay Achim during the fiscal year ended April 30,2003. Advances from Achim are due upon demand and are non-interest bearing. In order to record the fair value of the cost of funds in the Company's financial statements, the Company records interest on the unpaid balance due to Achim at the JPMorgan Chase prime rate plus 1%. The amount of interest accrued for the fiscal year ended April 30, 2003 was $136,000.

Fiscal Year ended April 30, 2002

Operating Activities

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

Financing Activities
The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company. Cash of $1,399,000 was used to pay Achim during the fiscal year ended April 30,2002. Advances from Achim are due upon demand and are non-interest bearing. In order to record the fair value of the cost of funds in the Company's financial statements, the Company records interest on the unpaid balance due to Achim at the JPMorgan Chase prime rate plus 1%. The amount of interest accruedfor the fiscal year ended April 30, 2002 was $215,000, which offset the amounts paid to Achim.

Seasonality and Inflation

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The financial statements are included herein immediately before the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The officers and directors of the Company are as follows:

         Name                       Age      Position
         Marton B. Grossman         72       Chairman and President
         Isaac Grossman             41       Vice Chairman, Treasurer and Secretary
         William P. Dolan           50       Vice President--Finance
         Thomas Cahill              63       Vice President--Sales

Marton B. Grossman has been the Chairman and Chief Executive Officer of the Company since August 2000. For the past 35 years, he has been President of Achim, a privately held company engaged in the import and export of window coverings and accessories. In addition, he is President of MG Holding Corp., a privately held financial holding company. Mr. Grossman is the father of Isaac Grossman, the Company's Vice Chairman, Treasurer and Secretary. Mr. Grossman spends approximately 20% of his time working for the Company.

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

Thomas Cahill has been a Vice President--Sales at the Company since September 1, 2002. Prior thereto, Mr. Cahill was the Company's Sales Manager since November 2000.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 2002 (I) to its Chief Executive Officer, (ii) its other two Executive Officers and (iii) one additional non-Executive Officers whose cash compensation exceeded $100,000 per year in any such year:

SUMMARY COMPENSATION TABLE (1) (2)
                          Annual Compensation
Name/Principal            Year                       All Other
Position                  Ended    Salary    Bonus   Compensation (3)
Marton B. Grossman        2003     $0                  $31,200
President & Chairman      2002     $0                  $31,200
                          2001     $0                  $31,200

Isaac Grossman            2003     $0                  $32,240
Director, Treasurer       2002     $0                  $32,240
                          2001     $0                  $32,240

William P. Dolan          2003 $111,302                    $0
Vice- President-Finance   2002 $110,825                    $0
                          2001 $111,673                    $0

Thomas Cahill             2003 $104,162                    $0
Vice President            2002 $ 99,615                    $0
                          2001 $101,885                    $0

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

(3) Consists of estimated portion of the fees payable to Achim under the Warehousing Agreement attributable to Marton B. Grossman and Isaac Grossman's activities performed on behalf of the Company. Marton Grossman is the sole shareholder, and Isaac Grossman is an employee of Achim See Part III Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the individuals listed in the table above received any long-term incentive plan awards during the fiscal year

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 15,2003, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all of the officers and directors of the Company as a group. Each stockholder's address is c/o the Company, 58 Second Avenue, Brooklyn, New York 11215, unless otherwise indicated.

                            Shares Owned Beneficially
                                  and of Record

Name and Address                No. of Shares                % of Total
 Marton B. Grossman (1)             2,842,977                      64.4
 Isaac Grossman                             0                       *

 William P. Dolan                         123                       *

All Officers and Directors
  As a group (4persons)             2,843,100                      64.4
* Less than 1%

(1) Consists of 2,516,614 shares registered in the name of Marton B. Grossman and 326,363 shares held by a charitable family foundation (the " Foundation"). Mr. Grossman and his wife are the directors of the Foundation. Marton and Sheila Grossman disclaim beneficial ownership in the shares held by the Foundation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 2003, the Company accrued approximately $406,000 in fees under the Warehousing Agreement.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President.

Pursuant to a Security Agreement dated as of January 2,2001 between the Company and Achim, Achim has perfected its security interest in the accounts, collateral, documents, general intangibles, instruments and inventory of the Company. This security agreement is intended to secure amounts due to Achim for purchases of inventory Achim has made for the Company, for which Achim has charged the Company without markup, and for advances of working capital to the Company. As of April 30,2003 the balance due to Achim was $2,901,000.

The Company occupies 4,500 square feet of office space, located at 58 Second Avenue, Brooklyn, New York. The property is leased by Achim from C&F Second Avenue. Since Achim is the lessee, Achim makes the property available to the Company on an at-will basis. In addition, the Company occupies space in a warehouse located at 1600 Livingston Avenue, North Brunswick, New Jersey. The Company occupies space in this warehouse on an as needed basis and at will basis. The property is leased by Achim from 1600 Rt.1, LLC. Other than the fees payable by the Company under the Warehousing Agreement, the Company pays no rent for the property. See Part I ITEM 1. BUSINESS "Management Agreement with Achim Importing Co., Inc". and ITEM 2. DESCRIPTION OF PROPERTIES.

Marton B. Grossman, President of the Company, and Isaac Grossman, Treasurer of the Company, perform operational and administrative duties as obligated by their positions. The executive compensation table (See Part iii Item 111) lists other compensation for the fiscal year ended April 30,2003 of $31,200 and $32,240, for Marton B. Grossman and Isaac Grossman, respectively. This compensation consists of estimated portion of the fees payable to Achim under the Warehousing Agreement attributable to Marton B. Grossman and Isaac Grossman's activities performed on behalf of the Company.

Item 13. EXHIBITS AND REPORTS ON FORM 8K


3.   Exhibits

     The Index to Exhibits following the Signature Page indicates the exhibits, which are being filed herewith, and the exhibits, which are incorporated herein by reference.

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the last quarter of the fiscal year ended April 30, 2003.


Item 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this annual report on Form 10KSB, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors which could significantly affect the controls subsequent to the date of their evaluation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 OR 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                           DYNAMIC INTERNATIONAL, Inc.



                           By: /s/ Marton B. Grossman
                               ------------------------
                               Marton B. Grossman
                             Chairman and President

Dated: 29th day of July 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 29th day of July, 2003 by the following persons on behalf of Registrant and in the capacities indicated.

Name                                           Date



/s/ Marton B. Grossman                            July 29,2003
----------------------
Marton B. Grossman
Chairman and President





/s/ Isaac Grossman                                July 29,2003
------------------
Isaac Grossman
Vice Chairman, Treasurer & Secretary




/s/ William P. Dolan
--------------------                              July 29,2003
William P. Dolan
Vice President--Finance
(Chief Financial & Accounting Officer)

CERTIFICATION

I,   Marton B. Grossman, hereby certify that:

1. I have reviewed this annual report on Form 10-KSB of Dynamic International Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrar, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 29, 2003

/s/ Marton B. Grossman
-----------------------
Marton B. Grossman, CEO

CERTIFICATION

I,   William P. Dolan, hereby certifies that:

1. I have reviewed this annual report on Form 10-KSB of Dynamic International Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrar, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 29, 2003

/s/ William P. Dolan
-----------------------
William P. Dolan, CFO

                           DYNAMIC INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS
                                       AND
                                AUDITORS' REPORT

                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

                                    CONTENTS



                                                                                                        Page
AUDITORS' REPORTS                                                                                       F-1

FINANCIAL STATEMENTS

     Balance Sheet as of April 30, 2003                                                                 F-2
     Statements of Operations for the Years Ended April 30, 2003 and 2002                               F-3

     Statements of Stockholders' Deficit for the Years Ended
         April 30, 2003 and 2002                                                                        F-4
     Statements of Cash Flows for the Years Ended April 30, 2003 and 2002                               F-5

     Notes to Financial Statements                                                                    F-6-F-16

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Dynamic International, Inc.


We have audited the accompanying balance sheet of Dynamic International, Inc. as of April 30, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic International, Inc. as of April 30, 2003, and the results of its operations and its cash flows for each of the two years ended April 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and a working capital deficiency at April 30,2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Garden City, New York                    /s/ Israeloff, Trattner & co, P.C.
July 22,2003                                 Israeloff, Trattner & Co, P.C.
                                             Certified Public Accountants

                           DYNAMIC INTERNATIONAL, INC.

                                  BALANCE SHEET

                                 APRIL 30, 2003

                                     ASSETS
CURRENT ASSETS
     Cash                                                                        $   36,648
     Accounts receivable, less allowance for
        doubtful  accounts of $360,000                                            1,021,193
     Inventories                                                                  1,429,017
     Other current assets                                                            31,099
                                                                                     ------

              Total Current Assets                                                2,517,957
                                                                                  ---------

PROPERTY AND EQUIPMENT
     Tools and Dies                                                                  74,383
     Furniture and Equipment                                                        115,291
                                                                                   --------

              Total Cost                                                            189,674

     Less:    Accumulated depreciation                                             (138,274)
                                                                                   --------

              Property and Equipment - Net                                           51,400
                                                                                   --------

OTHER ASSETS                                                                          1,000
                                                                                   --------

              TOTAL ASSETS                                                 $      2,570,357
                                                                                  =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                   $      764,330
     Amounts due affiliated company                                               2,901,291
                                                                                  ---------

              Total Current Liabilities                                           3,665,621
                                                                                  ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock - par value $.001 per share; authorized
         50,000,000 shares; issued 4,418,258 shares                                   4,419
     Additional paid-in capital                                                   5,119,796
     Accumulated deficit                                                         (6,219,476)
                                                                                 ----------
                                                                                 (1,095,261)
     Less:    Cost of 540 shares of treasury stock                                       (3)
                                                                                -----------

              Total Stockholders' Deficit                                        (1,095,264)
                                                                                -----------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIT                                                     $    2,570,357
                                                                                ===========

                 See accompanying notes to financial statements.

                           DYNAMIC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

                                                                For the Years Ended
                                                                     April 30,
                                                           2003                  2002
                                                     ------------------    ---------------


Net Sales                                            $  7,441,006          $     7,600,790

Cost of Sales                                           5,198,358                5,871,332
                                                       ----------------          ---------

         Gross profit                                   2,242,648                1,729,458
                                                        ---------                ---------

Operating Expenses
     Royalty expense                                      366,785                  675,179
     Research and development                                   -                    1,255
     Shipping expense                                     542,493                  515,538
     Selling expense                                      490,253                  661,706
     Advertising and promotion                            105,050                   61,049
     General and administrative                           262,659                  275,034
     Depreciation and amortization                          6,705                    4,080
     Interest and bank charges                             15,165                   16,399
     Interest - related party                             135,974                  215,132
                                                          -------                  -------

         Total operating expenses                       1,925,084                2,425,372
                                                        ---------                ---------

         Income (loss) before income
              taxes (benefit)                             317,564                 (695,914)

Income tax (benefit) expense                                    -                        -
                                                   --------------                ---------

         Net income (loss)                             $  317,564                $(695,914)
                                                          -------                 ========

Basic and Diluted Income (Loss) Per Share              $      .07     $               (.16)
                                                       ----------                =========

Weighted Average Number of Shares                       4,417,718                4,417,718
                                                        =========                =========

                 See accompanying notes to financial statements.

                           DYNAMIC INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

                                                          Additional                                                   Total
                                          Common            Paid-In          Accumulated        Treasury           Stockholders'
                                           Stock            Capital            Deficit            Stock               Deficit
                                      ---------------  ----------------  -----------------   -----------------  ------------------
Balance - May 1, 2001                   $       4,419     $   5,119,796    $    (5,841,126)        $       (3)      $    (716,914)


Net loss for the year ended
    April 30,2002                                  -                 -            (695,914)                 -            (695,914)
                                             --------     -------------      --------------        ----------       --------------

 Balance - April 30, 2002                       4,419         5,119,796         (6,537,040)                (3)         (1,412,828)

Net Income for the year ended
    April 30,2003                                  -      -                        317,564                  -             317,564
                                             --------     --------------        ----------         ----------       --------------

Balance - April 30, 2003                       $4,419        $5,119,796        $(6,219,476)        $       (3)        $(1,095,264)
                                          ===========        ==========        ===========         ===========        ============

                 See accompanying notes to financial statements

                           DYNAMIC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

                                                           2003                  2002
                                                     --------------        ----------
CASH FLOWS FROM OPERATING
    ACTIVITIES
       Net Income (loss)                                  $317,564         $ (695,914)
                                                          --------          ---------
       Adjustments to reconcile net income
          (loss) to net cash used by operating activities:
              Depreciation and amortization                  6,705              4,080
               Changes in assets and liabilities:
                 Accounts receivable                       (72,574)           540,325
                 Inventories                               306,873          1,379,470
                 Prepaid expenses and
                    other current assets                    58,848            (37,687)
                     Accounts payable and
                    accrued expenses                        (8,949)           188,514
                                                      ------------          ---------

                 Total adjustments                         290,903          2,074,702
                                                      ------------          ---------

                 Net cash provided by
                    operating activities                   608,467          1,378,788
                                                           -------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of property and equipment                  (21,285)            -
                                                          --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES

       Amounts due affiliated company                     (588,540)        (1,399,324)
                                                       -----------        -----------


NET DECREASE IN CASH                                        (1,358)           (20,536)

CASH - beginning                                            38,006             58,542
                                                        ----------        -----------
CASH - end                                              $   36,648      $      38,006
                                                         =========           ========

                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                   $  15,165           $ 16,399
                                                       -----------            -------
Cash Paid for Income Taxes                               $     775           $    300
                                                       -----------            -------

                 See accompanying notes to financial statements

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30,2003 AND 2003


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

2.   GOING CONCERN

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has an accumulated deficit of approximately $6,200,000 and a working capital deficiency of approximately $1,100,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans rely, to a substantial extent, on the availability of funding of its cash flow needs, by its affiliate. In addition, management plans to continue to reduce operating expenses and to target revenue growth with large customers, which management believes will result in profitable operations and positive cash flows. In 2003 the Company had net income of $318,000, however, there can be no assurance that management's plans will continue to be successful. Additionally, the Company believes that events that began with the terrorist attack in the United States on September 11, 2001 continue to have a negative impact on travel. Consequently, management believes that consumer demand for luggage has been and may continue to be reduced and, as a result, expects that sales of its luggage products will likely be negatively impacted for at least the near term. It is not practicable at this time to quantify the extent of any downturn. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002




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

     Property, Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation is computed using accelerated methods over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed currently while major repairs are capitalized. Estimated useful lives used in calculating depreciation are as follows:

              Tools and Dies                           5 Years
              Furniture and Equipment                  5 Years to 7 Years

     Advertising and Promotion

     Advertising and promotion expenses are charged to operations when the advertising first takes place.

                 See accompanying notes to financial statements

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002


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

     INCOME (Loss) Per Share

     Basic earnings per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted loss per share does not consider the potentially dilutive securities on an "as if converted" basis, as the effect of their inclusion would be anti-dilutive. Securities that could potentially dilute earnings per share in the future are disclosed in Note 7.

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

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30,2003 AND 2003

3.   Summary of Significant Accounting Policies (CONTINUED)


     Impairment

     Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 30, 2003, management expects these assets to be fully recoverable.


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

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30,2003 AND 2002


3.   Summary of Significant Accounting Policies (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. " For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item as previously required. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback, and to modify the accounting for sub-leases when the original lessee remains a secondary obligor. Companies are required to adopt the provisions of SFAS No. 145 in the first quarter of 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is not expected to have a material impact on the Company `s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, " which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullified Emerging Issues Task Force Issue No. 94-3. " Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). " SFAS No. 146 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002 and, as a result, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

     In  November   2002,  the  FASB  issued   Interpretation   ("FIN")  No.  45
     "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, " which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company is required to adopt the disclosure requirements of FIN No. 45 for financial statements ending December 31, 2002. The Company is required to adopt and accordingly has adopted prospectively the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002 and, as a result, the Company cannot reasonable estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30,2003 AND 2002

3.   Summary of Significant Accounting Policies (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123. " This Statement amends SFAS No. 123, " Accounting for Stock - Based
     Compensation ", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for Stock-Based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company `s financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, " Consolidation of Variable Interest Entities, " which clarifies the application of Accounting Research Bulletin No. 51, " Consolidated Financial Statements, " relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Company does not participate in VIEs, it does not anticipate that the provisions of FIN No. 46 will have a material impact on its financial position or results of operations.

                           DYNAMIC INTERNATIONAL, INC

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30,2003 AND 2002


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

     The Warehousing Agreement, which was renewed on September 21, 2000, has a term of two years and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $405,689 and $382,453 for the years ended April 30, 2003 and 2002, respectively..

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

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30,2003 AND 2002

4.   Related Party Transactions (continued)

     Amounts due to the Related Entity totaled $2,901,291 at April 30, 2003. The amounts are due on demand. The advance bears interest at the JPMorgan Chase prime rate plus 1%. Interest on advances recorded for the fiscal years ended April 30, 2003 and 2002 was $135,974 and $215,132, respectively.

5    INCOME TAXES

     The Company's tax liability for the year ended April 30, 2003 of $130,000 was offset by available net operating losses from prior years. As such, the Company recorded no income tax provision for the year.

     As at April 30, 2003, the Company has net deferred tax assets of approximately $ 2,600,000, which consists principally of the income tax benefit of net operating loss carry forwards of approximately $5,000,000, which begin to expire in 2019. The net assets have been reduced to zero by a valuation allowance due to the uncertainty that the company will be able to generate sufficient taxable income in the future necessary to utilize these assets.




6.   Commitments and Contingencies

     Royalty Obligations

     The Company has entered into various royalty, licensing, and commission agreements to sell products. Under the agreements minimum aggregate royalty payments are as follows: Fiscal Year Ending April 30,

               2004                       $367,000
               2005                       $400,000
               2006                       $283,000
               2007                       $ 50,000
               2008                       $ 33,000

     Royalty expense charged to operations for the years ended April 30, 2003 and 2002 was approximately $367,000 and $675,000, respectively. Royalty expense for the year ended April 30, 2002 included royalties that were accelerated due to the Company's election to terminate certain agreements.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30,2003 AND 2002

6.   Commitments and Contingencies (continued)

     Royalty Obligations (coNTINUED)

     Under an agreement dated September 1, 2000, between the Company and 3L Associates, the Company was granted the exclusive license to use the Adolfo name in connection with the manufacture, sale and distribution of sports bags / luggage products. The expiration date of the agreement was March 31, 2003. The Company notified the licensor that the Company does not intend to renew the agreement. A dispute has arisen, however, because the licensor believes the Company's notification of termination was inadequate. In any event, however, the maximum exposure under the terms of the licensing agreement is approximately $200,000.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

7.   Major Customers/Seasonality

     During the year ended April 30, 2003, sales to four major customers were approximately 73% ($5,558,000) of the Company's net sales. At April 30, 2003, accounts receivable from these customers totaled $914,000 or 90% of net accounts receivable.

     During the year ended April 30, 2002, sales to four major customers were approximately 69%($5,327,000) of the Company's net sales.


     The Company's business is highly seasonal with higher sales typically in the second and third quarters of the fiscal year as a result of sales of merchandise related to the holiday season.

8.   Credit Risk/Financial Instruments

     Due to the nature of its business and the volume of sales activity, the Company's cash balance occasionally exceeds the $100,000 protection of FDIC insurance. At April 30, 2003, there were no such excess balances. The Company has not experienced any credit losses arising from excess cash balances and believes it is not exposed to any significant credit risk from cash and cash equivalents.

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

9.  Significant Risks And Uncertainties

     The Company's luggage products compete with products designed by a number of the largest companies in the industry. Accordingly, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED April 30,2003 and 2002

9.  Significant Risks And Uncertainties (CONTINUED)

     Most of the Company's products are purchased from China and Sri Lanka. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little, if any, additional expense. The Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.


10.  NET INCOME PER COMMON SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings Per Share ". In accordance with SFAS No. 128, net Income per common share amounts (" Basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period.

The numerators and denominations of the Basic and Diluted EPS computations for net income are as follows:

                                                    Year ended                      Year ended
                                                  April 30, 2003                  April 30, 2002
Net Income /(Loss) (numerator)                  $        317,564                  $    (695,914)

Shares (denominator)                                   4,417,718                      4,417,718

Per Share Amount                                $           0.07                  $       (0.16)

EXHIBITS

1.01     Asset Transfer Agreement dated August 31, 2000 by and between
           Dynamic International Ltd. ("Ltd") and the Company*

1.02     Bill of Sale dated August 31, 2000 between Ltd. and the Company*

2.01 Articles of Incorporation and Bylaws*

10.01 Amendment to License Agreement with Spalding and Even flow
       Companies dated October 27, 2000*
10.02 License agreement with 3L Associates dated September 1, 2000*

10.03 Security Agreement dated January 2, 2001 with Achim Importing Co,
       Inc.*

10.04 Warehousing and Service Agreement dated as of September 1, 1996 with Achim Importing Co., Inc.*

10.05 Equity Transfer and Reorganization Agreement dated as of August 7
        , 2000 by and among Ltd., Marton B. Grossman, Isaac Grossman,
          Emergent Management Company, LLC and Emergent Ventures, LLC 10.06 Amendment D to the "Jeep" license agreement dated April 19, 2002

10.07 Amendment E to the "Jeep" license agreement dated April 2, 2002

99.1   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-
           OXLEY ACT OF 2002

99.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-
           OXLEY ACT OF 2002

o    File as exhibits to  Registration  Statement on Form 10-SB file October 30,
     2001

                                  Exhibit 99.1


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Dynamic International, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the period ended April 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Marton B. Grossman, the Chief Executive Officer of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 29, 2003

/s/ Marton B. Grossman
----------------------
Marton B. Grossman, CEO

                                  Exhibit 99.2


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Dynamic International, Inc., a Nevada corporation (the "Company"), on Form 10-_SB for the period ended April 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, William P. Dolan, the CFO of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated July 29, 2003

/s/ William P. Dolan
----------------------
William P. Dolan, CFO