Form 10QSB
period 2003-07-31
DYNAMIC INTERNATIONAL INC
filed 2003-09-22
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2003

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

YES [X ]    NO []

As of September 15, 2003 the Registrant had 4,418,258 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                       For the Quarter ended July 31, 2003

                                                                                                        Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets as of July 31, 2003 (unaudited)  and                                    1
        April 30,2003

        Condensed Statements of Operations for the three months                                          2
        ended July 31, 2003 (unaudited) and July 31, 2002(unaudited)


        Condensed Statements of Cash Flows for the three months ended                                    3
        July 31, 2003 (unaudited) and July 31,2002 (unaudited)

        Notes to the Financial Statements for the three months ended
        July 31, 2003 and July 31,2002   (unaudited)                                                     4-7


Item 2. Management's Discussion and Analysis                                                             8-11

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                                12

Item 2. Changes in Securities                                                                            12

Item 3. Defaults Upon Senior Securities                                                                  12

Item 4. Submission of Matters to a Vote of Security Holders                                              12

Item 5. Other Information                                                                                12

Item 6. Exhibits and Reports on Form 8-K                                                                 12

Item 7. Sarbanes-Oxley Certification                                                                     13-14

 Signatures                                                                                              15

Exhibit 99.1                                                                                             16

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           Dynamic International, Inc.
                            Condensed Balance Sheets

                                                                                July 31, 2003   April 30, 2003
                                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                                          $    27,290      $     36,648
  Accounts receivable, less
   allowance of $360,000  at July 31 and April 30, 2003                           1,082,978         1,021,193
  Inventories                                                                     1,487,216         1,429,017
  Other current assets                                                               32,141            31,099
                                                                                   ---------        ---------

          Total Current Assets                                                    2,629,625         2,517,957

Fixed Assets- Net of accumulated
              depreciation                                                           48,779            51,400

Security Deposits                                                                     1,000             1,000
                                                                                  ---------       -----------


TOTAL ASSETS                                                                     $2,679,404        $2,570,357
                                                                                 ==========        ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                         $   765,333        $  764,330
  Amounts due affiliated company                                                  2,728,337         2,901,291
                                                                                  ---------         ---------

          Total Current Liabilities                                               3,493,670         3,665,621

COMMITMENT and CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock                                                                       4,419              4,419
  Additional paid in capital                                                     5,119,796          5,119,796
  Accumulated deficit                                                           (5,938,478)        (6,219,476)
                                                                                -----------       -----------
                                                                                  (814,263)        (1,095,261)
  Less: Treasury stock                                                                  (3)                (3)
                                                                               ------------       -----------

  Total Stockholders' Deficit                                                     (814,266)        (1,095,264)
                                                                                 -----------        ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                                                   $2,679,404         $2,570,357
                                                                                ==========          =========

See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Operations

                           Three Months Ended July 31,
                                    2003 2002

                                                      (Unaudited)        (Unaudited)


Net sales                                             $1,990,278          $2,542,582

Cost of sales                                          1,229,710           1,870,995
                                                       ---------           ---------

Gross profit                                            760,568              671,587
                                                       --------              -------

Operating expenses                                      448,590              566,428

Interest                                                  4,116                3,385

Interest-related party                                   26,864               44,070
                                                         ------               ------

                                                        479,570              613,883
                                                        -------              -------
Income before taxes                                     280,998               57,704

Provision for taxes                                           0                    0
                                                              -                    -


Net income                                            $ 280,998              $57,704
                                                       ========            =========
Basic and diluted
 income (loss) per
 common share                                         $     .06           $      .01
                                                       ========            =========
Weighted average number
Common shares
Outstanding                                           4,417,718            4,417,718
                                                      =========            =========
Cash dividends per
 Common share                                              None                None

See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Cash Flows

                                                                                      For the Three
                                                                                 Months ended July 31,
                                                                                 2003             2002
                                                                               (Unaudited)   (Unaudited)

Operating activities:
 Net income                                                                     $280,998      $57,704
                                                                                --------       ------
Adjustments to reconcile net income
 to net cash provided by/ (used for) operating
  activities

 Depreciation                                                                      2,622          612

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                              (61,784)  (1,191,748)
Inventory                                                                        (58,199)     484,793
Prepaid expense and other                                                         (1,042)      65,074

Increase (decrease) in:
Accounts payable and accrued expenses-
 non-related                                                                       1,002      133,754
                                                                                   -----      -------
Total adjustments                                                               (117,401)    (507,515)
                                                                                ---------    ---------

Net cash (used)/ provided by operating activities                                163,597     (449,811)
                                                                                --------     ---------


Financing activities:
Accounts payable and accrued expenses-
 related party                                                                  (172,955)     507,231
                                                                                ---------     -------

Net cash -  (used)/ provided by financing activities                            (172,955)     507,231
                                                                                ---------     -------

Increase (decrease) in cash and equivalents                                       (9,358)      57,420
Cash and equivalents- beginning of period                                         36,648       38,006
                                                                                  ------       ------
Cash and equivalents - end of period                                             $27,290      $95,426
                                                                                  ======       ======

See Accompanying Notes to Condensed Financial Statements

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                For The Three Months Ended July 31, 2003 and 2002
                                   (Unaudited)

1.   Basis of Presentation

     The Condensed Balance Sheet as of July 31, 2003 and the related Condensed Statements of Operations and Cash Flows for the three months ended July 31, 2003 and 2002 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2003 and April 30,2003 and the results of their operations for the three months ended July 31, 2003 and 2002.

     The April 30, 2003 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10K-SB. The results of operations for the three months ended July 31, 2003 and 2002 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.   Summary of Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10K-SB for the year ended April 30, 2003

3.   Going Concern

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has an accumulated deficit of approximately
     $5,900,000 and a working capital deficiency of approximately $900,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans rely, to a substantial extent, on the availability of funding of its cash flow needs, by its affiliate. Although the Company has been able to make payments to reduce the balance due to the affiliate there is uncertainty if the trend will continue.. In the first quarter the Company had net income of $280,000, however, there can be no assurance that management's plans will continue to be successful. Management believes that consumer demand for luggage has been and may continue to be reduced by lingering effects of the September 11, 2001 terrorist attacks and, as a result, expects that sales of its luggage products will likely be negatively impacted for at least the near term. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                  For Three Months Ended July 31, 2003 and 2002
                                   (Unaudited)

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

     The Warehousing Agreement, which was renewed on September 21, 2000, had a term of two years and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $83,948 and $146,235 for the three months ended July 31, 2003and 2002, respectively.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                  For Three Months Ended July 31, 2003 and 2002
                                   (Unaudited)


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

     Amounts due to the Related Entity totaled $2,901,291 and $2,728,337, at April 30, 2003 and July 31, 2003, respectively. The Company records interest on the unpaid balance due to the Related Entity at the JPMorganChase prime rate plus 1%. Total interest expense charged to operations was $26,864 and $44,070 for the three months ended July 31, 2003 and 2002, respectively.

5.   Significant risks and Uncertainties

     The Company's luggage products compete with products designed by a number of the largest companies in the industry. Accordingly, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

     Most of the Company's products are purchased from China. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little, if any, additional expense. The Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

7.   Legal Proceedings

     The Company has been summoned to answer a complaint filed by 3L Associates. The Company entered into a license agreement with 3L Associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleges that the Company did not pay minimum royalties of $25,000 for the period April 1,2002 to March 31,2003. The complaint also alleges that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demands judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. The Company intends to vigorously defend against the suit.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has an accumulated deficit of approximately $5,900,000 and a working capital deficiency of approximately $900,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans rely, to a substantial extent, on the availability of funding of its cash flow needs, by its affiliate. Although the Company has been able to make payments to reduce the balance due to the affiliate there is uncertainty if the trend will continue.. In the first quarter the Company had net income of $280,000, however, there can be no assurance that management's plans will continue to be successful. Management believes that consumer demand for luggage has been and may continue to be reduced by lingering effects of the September 11, 2001 terrorist attacks and, as a result, expects that sales of its luggage products will likely be negatively impacted for at least the near term. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Results of Operations for the Three Months Ended July 31, 2003 Compared to the Three Months Ended July 31, 2002.

Sales for the three months ended July 31,2003, decreased by $553,000 or 21.7% to $1,990,000 from $2,543,000 for the three months ended July 31, 2002. The Company believes that this decrease was primarily the result of the general economic environment and reduced sales of luggage due to the decrease in travel caused by events that began with the terrorist attacks of September 11, 2001. Allowances granted to customers were 5.5% of net sales for the three months ended July
31,2002  as  compared  to 5.3% of net  sales  for the three  months  ended  July
31,2002.

The Company's gross profit increased by approximately $88,000 and the Company's gross margin, as a percentage of sales, increased by 11 .77% to 38.19% from 26.42% for the three months ended July 31, 2002. A major factor contributing to the increases is competitive prices the Company has received from the Peoples Republic of China. In Addition, sales for the three months ended July 31,2002 included sales of discontinued and written down inventory of approximately $381,000.

Operating expenses, exclusive of interest expense, for the three months ended July 31, 2003 were $119,000 less than the three months ended July 31,2002. This decrease is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)
Royalty Expense                     ($20,000)
Shipping Fees                       ($63,000)
Salesman Salaries                   ($33,000)
Other Corporate Items                ($3,000)

Royalty expense and shipping fees decreased by $20,000 and $63,000, respectively, due to the decreased sales . Salesman salaries decreased by $33,000 due to the elimination of a position.. Other corporate expenses increased by $3,000 including a decrease in insurance which was offset by an increase in accounting fees.

Interest expense for the three months ended July 31, 2003 increased by $1,000 from the three months ended July 31,2002.

Interest expense related party for the three months ended July 31,2003 decreased by $17,000 from the three months ended July 31,2002. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                              Three Months                       Three  Months
                                                 Ended                              Ended
                                             July 31, 2003                       July 31, 2002
Net Sales                                     $1,990,000                          $2,543,000

Cost of Goods
Sold                                           1,230,000                           1,871,000
                                             --------------                      ------------

Gross Margin                                     760,000                             672,000
                                                --------                         ------------
          As a Percentage of Net Sales           38.19 %                              26.42%

Operating Expenses                               448,000                             567,000
Interest                                           4,000                               3,000
Interest -related party                           27,000                              44,000
                                             --------------                      ------------

                                                 479,000                             614,000
                                                 -------                             -------
Income before provision
  for Income Taxes                             $ 281,000                            $ 58,000
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

Liquidity and Capital Resources

During the three months ended July 31, 2003, cash provided by operations was $163,000. This was primarily the result of net income of $280,000. which was offset by increases in accounts receivable and inventory of $61,000 and $58,000, respectively.

The company used cash of $173,000 to reduce the amount due to Achim. The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company.

Advances from Achim are due upon demand. The Company records interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%. The amount of interest recorded for the three months ended July 31, 2003 and 2002 was $27,000 and $44,000, respectively.


The Company will continue to utilize the financial support of Achim for inventory purchases. Achim is not obligated to continue providing any support. In the event Achim chooses not to support the Company, we would have to reduce operations or seek to find financial support from other third parties.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     The Company has been summoned to answer a complaint filed by 3L Associates. The Company entered into a license agreement with 3L associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleges that the Company did not pay minimum royalties of $25,000 for the period April 1,2002 to March 31,2003. The complaint also alleges that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demands judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. The Company intends to vigorously defend against the suit.



Item 2. Changes in Securities

                  None.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None

Item 5. Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K.

                  Exhibit 99.1
                  Exhibit 99.2

            Item 7. Sarbanes - Oxley Certifications

CERTIFICATIONS

I. Marton Grossman hereby certify that:

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

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of July 31, 2003; and

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


   Date: September 19, 2003


   /s/ Marton Grossman
------------------------
   Marton Grossman, CEO

1. William P. Dolan, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Dynamic International, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly reports; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated that effectiveness of the issuer's disclosure controls and procedures as of July 31, 2003; and

          (iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent functions):

          (i) All significant deficiencies in the design of operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  September 19, 2003


/s/ William P. Dolan
---------------------
William P. Dolan, CFO

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DYNAMIC INTERNATIONAL, INC.



By: /s/ William P. Dolan
------------------------
William P. Dolan
VP Finance


September 19, 2003

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Dynamic International, Inc., a Nevada corporation (the "company"), on Form 10-QSB for the period ended July 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Marton Grossman and William P. Dolan, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, each hereby certify, pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 19, 2003


/s/ Marton Grossman
--------------------
Marton Grossman, CEO

                                  Exhibit 99.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Dynamic International, Inc., a Nevada corporation (the " company'), on Form 10-QSB for the period ended July 31, 2003 as filed with the Securities and Exchange Commission (the "Report" ), the undersigned, Marton Grossman and William P. Dolan, the Chief Executive Officer and Chief Financial Officer , respectively, of the Company, each hereby certify, pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Dated: September 19, 2003



        /s/ William P. Dolan
        ---------------------
        William P. Dolan, CFO