Form 10QSB
period 2003-10-31
DYNAMIC INTERNATIONAL INC
filed 2003-12-11
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2003

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

YES [X ]    NO []

As of December 15, 2003 the Registrant had 4,418,258 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended October 31, 2003

                                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Balance Sheets as of October 31, 2003 (unaudited)  and                            1
  April 30,2003

 Condensed Statements of Operations for the six months and
  three months  ended October 31, 2003 (unaudited) and October 31, 2002 (unaudited)          2

    Condensed Statements of Cash Flows for the six months ended                              3
     October 31, 2003 (unaudited) and October 31,2002 (unaudited)

     Notes to the Financial Statements for the six months ended
      October 31, 2003 and October 31,2002   (unaudited)                                  4 -7


Item 2.  Management's Discussion and Analysis                                             8-12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  13

Item 2.  Changes in Securities                                                              13

Item 3.  Defaults Upon Senior Securities                                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                                13

Item 5.  Other Information                                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                                   13

Item 7.   Sarbanes-Oxley Certification                                                   14-15

 Signatures                                                                                 16

Exhibit 99.1                                                                                17

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           Dynamic International, Inc.
                            Condensed Balance Sheets

                                                                              October 31, 2003    April 30, 2003
                                                                                (Unaudited)
CURRENT ASSETS
  Cash                                                                          $   34,288        $     36,648
  Accounts receivable, less
   allowance of $316,000  at October 31 and  $360,000
   at April 30, 2003                                                             1,175,748           1,021,193
  Inventories                                                                    1,198,611           1,429,017
  Other current assets                                                              53,150              31,099
                                                                                 ---------           ---------

          Total Current Assets                                                   2,461,797           2,517,957

Fixed Assets- Net of accumulated
              depreciation                                                          46,157              51,400

Security Deposits                                                                    1,000               1,000
                                                                                 ---------         -----------


TOTAL ASSETS                                                                    $2,508,954          $2,570,357
                                                                                ==========          ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                         $  808,163          $  764,330
  Amounts due affiliated company                                                 2,233,232           2,901,291
                                                                                 ---------           ---------

          Total Current Liabilities                                              3,041,395           3,665,621

COMMITMENT and CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock                                                                       4,419              4,419
  Additional paid in capital                                                     5,119,796          5,119,796
  Accumulated deficit                                                           (5,656,653)        (6,219,476)
                                                                                -----------       -----------
                                                                                  (532,438)        (1,095,261)
  Less: Treasury stock                                                                  (3)                (3)
                                                                                -----------       ------------

  Total Stockholders' Deficit                                                     (532,441)        (1,095,264)
                                                                                -----------        -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                                                   $2,508,954         $2,570,357
                                                                                ==========          =========

See accompanying notes to condensed financial statements

                                                        Dynamic International, Inc.

                                                    Condensed Statements of Operations

                                               Six Months  Ended                Three Months Ended
                                       October 31,2003  October 31,2002   October 31,2003  October 31,2002
                                           (Unaudited)    (Unaudited)        (Unaudited)   (Unaudited)

Net sales                             $4,020,010          $4,404,698       $ 2,029,732       $1,862,117

Cost of sales                          2,497,810          3,233,888          1,268,100        1,362,894
                                       ---------          ---------          ---------        ---------

Gross profit                           1,522,200          1,170,810            761,632          499,223
                                      ----------          ---------           --------       ----------

Operating expenses                       907,554            998,196            458,963          431,767

Interest                                   6,633              8,495              2,518            5,110

Interest  - related party                 45,190             78,520             18,326           34,451
                                        --------           --------           --------       ----------

                                         959,377          1,085,211            479,807          471,328
                                         -------          ---------            -------          -------
Income (loss) before taxes               562,823             85,599            281,825           27,895
Provision for taxes                            0                  0                  0                0
                                              --                 --                 --               --

Net income (loss)                      $ 562,823            $85,599           $281,825          $27,895
                                        ========          =========           ========         ========
Basic and diluted
 income (loss) per
 common share                          $     .13          $     .02           $    .07        $     .01
                                        ========          =========           ========         ========
Weighted average number
Common shares
Outstanding                            4,417,718          4,417,718          4,417,718        4,417,718
                                       =========          =========          =========        =========
Cash dividends per
 Common share                             None              None               None              None

See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Cash Flows

                                                                                      For the Six
                                                                                Months ended October 31,
                                                                                   2003        2002
                                                                                (Unaudited) (Unaudited)
Operating activities:
 Net income                                                                      $562,823      $85,599
                                                                                 --------       ------
Adjustments to reconcile net income
 to net cash provided by/ (used for) operating
  activities

 Depreciation                                                                       5,244        1,224

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                              (154,555)    (308,808)
Inventory                                                                         230,405      440,375
Prepaid expense and other                                                         (22,051)      77,967

Increase (decrease) in:
Accounts payable and accrued expenses-
 non-related                                                                       43,832       60,563
                                                                                   ------       ------
Total adjustments                                                                 102,875      271,321
                                                                                  -------      -------

Net cash (used)/ provided by operating activities                                 665,698      356,920
                                                                                 --------      -------


Financing activities:
Accounts payable and accrued expenses-
 related party                                                                   (668,058)    (357,132)
                                                                                 --------     ---------

Net cash -  (used)/ provided by financing activities                             (668,058)    (357,132)
                                                                                 --------     ---------

Increase (decrease) in cash and equivalents                                        (2,360)        (212)
Cash and equivalents- beginning of period                                          36,648       38,006
                                                                                   ------       ------
Cash and equivalents - end of period                                              $34,288      $37,794
                                                                                   ======       ======

See Accompanying Notes to Condensed Financial Statements

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
               For The Six Months Ended October 31, 2003 and 2002
                                   (Unaudited)

1.   Basis of Presentation

     The Condensed Balance Sheet as of October 31, 2003 and the related Condensed Statements of Operations and Cash Flows for the six months and three months ended October 31, 2003 and 2002 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2003 and April 30,2003 and the results of their operations for the six months and three months ended October 31, 2003 and 2002.

     The April 30, 2003 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10K-SB. The results of operations for the six months ended October 31, 2003 and 2002 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.   Summary of Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10K-SB for the year ended April 30, 2003

3.   Going Concern

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has an accumulated deficit of approximately
     $5,700,000 and a working capital deficiency of approximately $600,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans rely, to a substantial extent, on the availability of funding of its cash flow needs, by its affiliate. Although the Company has been able to make payments to reduce the balance due to the affiliate there is uncertainty if the trend will continue. In the first six months the Company had net income of $563,000, however, there can be no assurance that management's plans will continue to be successful. Management believes that consumer demand for luggage has been and may continue to be reduced by lingering effects of the September 11, 2001 terrorist attacks and, as a result, expects that sales of its luggage products will likely be negatively impacted for at least the near term. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Six Months Ended October 31, 2003 and 2002
                                   (Unaudited)



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

     The Warehousing Agreement, which was renewed on September 21, 2000, had a term of two years and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $194,972 and $241,441 for the six months ended October 31, 2003 and 2002, respectively.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Six Months Ended October 31, 2003 and 2002
                                   (Unaudited)


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

     Amounts due to the Related Entity totaled $2,901,291 and $2,233,232, at April 30, 2003 and October 31, 2003, respectively. The Company records interest on the unpaid balance due to the Related Entity at the JPMorganChase prime rate plus 1%. Total interest expense charged to operations was $45,190 and $78,520 for the six months ended October 31, 2003 and 2002, respectively.

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

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Six Months Ended October 31, 2003 and 2002
                                   (Unaudited)


7.   Legal Proceedings

     The Company has answered a complaint filed by 3L Associates. The Company entered into a license agreement with 3L Associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleges that the Company did not pay minimum royalties of $25,000 for the period April 1,2002 to March 31,2003. The complaint also alleges that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demands judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. The Company is vigorously defending against the suit.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has an accumulated deficit of approximately $5,700,000 and a working capital deficiency of approximately $600,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans rely, to a substantial extent, on the availability of funding of its cash flow needs, by its affiliate. Although the Company has been able to make payments to reduce the balance due to the affiliate there is uncertainty if the trend will continue. In the first six months the Company had net income of $563,000, however, there can be no assurance that management's plans will continue to be successful. Management believes that consumer demand for luggage has been and may continue to be reduced by lingering effects of the September 11, 2001 terrorist attacks and, as a result, expects that sales of its luggage products will likely be negatively impacted for at least the near term. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Results of Operations for the Six Months Ended October 31, 2003 Compared to the Six Months Ended October 31, 2002.

Sales for the six months ended October 31,2003, decreased by $385,000 or 8.7% to $4,020,000 from $4,405,000 for the six months ended October 31, 2002. The Company believes that this decrease was primarily the result of the general economic environment and reduced sales of luggage due to the decrease in travel caused by events that began with the terrorist attacks of September 11, 2001. Allowances granted to customers were 6.8% of net sales for the six months ended October 31,2003 as compared to 7.4% of net sales for the six months ended October 31,2002.

The Company's gross profit increased by approximately $351,000 and the Company's gross margin, as a percentage of sales, increased by 11.28% to 37.86% from 26.58% for the six months ended October 31, 2002. A major factor contributing to the increase is competitive prices the Company has received from the Peoples Republic of China. In Addition, sales for the six months ended October 31,2002 included sales of discontinued and written down inventory of approximately $602,000.

Operating expenses, exclusive of interest expense, for the six months ended October 31, 2003 were $91,000 less than the six months ended October 31,2002. This decrease is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)
Royalty Expense                     ($10,000)
Shipping Fees                       ($46,000)
Salesman Salaries                   ($40,000)
Travel and Entertainment            ($11,000)
Officer Salaries                     $14,000
Other Corporate Items                 $2,000

Royalty expense and shipping fees decreased by $10,000 and $46,000, respectively, due to the decreased sales. Salesman salaries and travel and entertainment decreased by $40,000 and $11,000, respectively, due to the elimination of a position. Officer Salaries increased by $14,000 due to an increase in compensation. Other corporate expenses decreased by $2,000 including a decrease in insurance, which was offset by an increase in accounting fees.

Interest expense for the six months ended October 31, 2003 decreased by $1,000 from the six months ended October 31, 2002.

Interest expense related party for the six months ended October 31,2003 decreased by $34,000 from the six months ended October 31,2002. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                             Six Months                         Six  Months
                                               Ended                               Ended
                                          October 31, 2003                    October 31, 2002
Net Sales                                    $4,020,000                          $4,405,000

Cost of Goods
Sold                                          2,498,000                           3,234,000
                                             -----------                        ------------

Gross Margin                                  1,522,000                           1,171,000
                                             -----------                        ------------
          As a Percentage of Net Sales         37.86 %                             26.58%

Operating Expenses                              907,000                             998,000
Interest                                          7,000                               8,000
Interest -related party                          45,000                              79,000
                                             -----------                        ------------

                                                959,000                           1,085,000
                                                -------                           ---------
Income before provision
  for Income Taxes                            $ 563,000                            $ 86,000
                                                =======                             =======

Results of Operations for the Three Months Ended October 31, 2003 Compared to the Three Months Ended October 31, 2002.

Sales for the three months ended October 31,2003, increased by $168,000 or 9% to $2,030,000 from $1,862,000 for the three months ended October 31, 2002. This increase was due primarily to an increase in sales to JC Penney's during the three months ended October 31,2003. Allowances granted to customers were 8.0% of net sales for the three months ended October 31,2003 as compared to 10.4% of net sales for the three months ended October 31,2002.

The Company's gross profit increased by approximately $263,000 and the Company's gross margin, as a percentage of sales, increased by 10 .73% to 37.53% from 26.80% for the three months ended October 31, 2002. A major factor contributing to the increase is competitive prices the Company has received from the Peoples Republic of China. In Addition, sales for the three months ended October 31,2002 included sales of discontinued and written down inventory of approximately $221,000.

Operating expenses, exclusive of interest expense, for the three months ended October 31, 2003 were $27,000 higher than the three months ended October 31,2002. This increase is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)
Royalty Expense                     $10,000
Shipping Fees                       $17,000

Royalty   expense  and   shipping   fees   increased  by  $10,000  and  $17,000,
respectively, due to the increased sales.

Interest expense for the three months ended October 31, 2003 decreased by $2,000 from the three months ended October 31,2002.

Interest expense related party for the three months ended October 31,2003 decreased by $16,000 from the three months ended October 31,2002. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                            Three Months                      Three  Months
                                               Ended                              Ended
                                          October 31, 2003                   October 31, 2002
Net Sales                                   $2,030,000                          $1,862,000

Cost of Goods
Sold                                         1,268,000                           1,363,000
                                          -------------                         -----------

Gross Margin                                   762,000                             499,000
                                               --------                         -----------
          As a Percentage of Net Sales          37.53 %                            26.80%

Operating Expenses                             459,000                             432,000
Interest                                         3,000                               5,000
Interest -related party                         18,000                              34,000
                                           ------------                         -----------

                                               480,000                             471,000
                                               -------                             -------
Income before provision
  for Income Taxes                           $ 282,000                            $ 28,000
                                               =======                             =======

                                       11

Related Party Transactions

Pursuant to a Warehouse and Service Agreement dated as of September 21, 2000(the "Warehousing Agreement") between the Company and a related party("Achim") wholly owned by a major stockholder, Achim provides occupancy space and performs certain administrative and shipping services to the Company.

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

Liquidity and Capital Resources

During the six months ended October 31, 2003, cash provided by operations was $666,000. This was primarily the result of net income and a decrease in inventory of $563,000 and $230,000 and an increase in accounts payable and accrued expenses of $44,000 which were offset by increases in accounts receivable and prepaid expenses of $155,000 and $22,000, respectively.

The company used cash of $668,000 to reduce the amount due to Achim. The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company. Advances from Achim are due upon demand. The Company records interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%. The amount of interest recorded for the six months ended October 31, 2003 and 2002 was $45,000 and $79,000, respectively.

The Company will continue to utilize the financial support of Achim for inventory purchases. Achim is not obligated to continue providing any support. In the event Achim chooses not to support the Company, we would have to reduce operations or seek to find financial support from other third parties.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     The Company has answered a complaint filed by 3L Associates. The Company entered into a license agreement with 3L associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleges that the Company did not pay minimum royalties of $25,000 for the period April 1,2002 to March 31,2003. The complaint also alleges that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demands judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. The Company is vigorously defending against the suit.



Item 2. Changes in Securities

                  None.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None.

Item 5. Other Information

                  None.

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

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of October 31, 2003; and

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


   Date: December 10, 2003


   /S/ Marton Grossman
   --------------------
   Marton Grossman, CEO

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

          (ii) Evaluated that effectiveness of the issuer's disclosure controls and procedures as of October 31, 2003; and

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



Date: December 10, 2003


/S/ William P. Dolan
---------------------
William P. Dolan, CFO

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DYNAMIC INTERNATIONAL, INC.



By /S/ William P. Dolan
-----------------------
William P. Dolan
VP Finance


December 10, 2003

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Dynamic International, Inc., a Nevada corporation (the "company"), on Form 10-QSB for the period ended October 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Marton Grossman and William P. Dolan, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, each hereby certify, pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 10, 2003



/S/ Marton  Grossman
--------------------
Marton Grossman, CEO

                                  Exhibit 99. 2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Dynamic International, Inc., a Nevada corporation (the " company'), on Form 10-QSB for the period ended October 31, 2003 as filed with the Securities and Exchange Commission (the "Report" ), the undersigned, Marton Grossman and William P. Dolan, the Chief Executive Officer and Chief Financial Officer , respectively, of the Company, each hereby certify, pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Dated: December 10, 2003



        /S/ William P. Dolan
        --------------------
        William P. Dolan, CFO