Form 10QSB
period 2004-01-31
DYNAMIC INTERNATIONAL INC
filed 2004-03-16
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2004

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

YES [X ]    NO []

As of March 15, 2004 the Registrant had 4,418,258 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended January 31, 2004

                                                                                        Page
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Balance Sheets as of January 31, 2004 (unaudited)  and                         1
  April 30,2003

 Condensed Statements of Operations for the nine months and
  three months  ended January 31, 2004 (unaudited) and January 31, 2003 (unaudited)       2

    Condensed Statements of Cash Flows for the nine months ended 3 January 31,            3
     2004 (unaudited) and January 31, 2003 (unaudited)

     Notes to the Financial Statements for the nine months ended
      January 31, 2004 and January 31, 2003  (unaudited)                                 4-7


Item 2.  Management's Discussion and Analysis                                            8-13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                14

Item 2.  Changes in Securities                                                            14

Item 3.  Defaults Upon Senior Securities                                                  14

Item 4.  Submission of Matters to a Vote of Security Holders                              14

Item 5.  Other Information                                                                14

Item 6.  Exhibits and Reports on Form 8-K                                                 14

Item 7.  Sarbanes-Oxley Certification                                                    15-16

 Signatures                                                                               17

Exhibit 99.1                                                                              18

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           Dynamic International, Inc.
                            Condensed Balance Sheets

                                                                             January 31, 2004    April 30, 2003
                                                                                (Unaudited)
CURRENT ASSETS
  Cash                                                                          $   45,524       $     36,648
  Accounts receivable, less
   allowance of $304,000  at January 31,2004 and
   $360,000 at April 30, 2003                                                       901,890         1,021,193
  Inventories                                                                     1,095,879         1,429,017
  Other current assets                                                              114,326            31,099
                                                                                 ----------         ---------

          Total Current Assets                                                    2,157,619         2,517,957

Fixed Assets- Net of accumulated
              depreciation                                                           43,534            51,400

Security Deposits                                                                     1,000             1,000
                                                                                  ---------         ---------


TOTAL ASSETS                                                                     $2,202,153        $2,570,357
                                                                                 ==========        ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                         $   794,714        $  764,330
  Amounts due affiliated company                                                  1,751,219         2,901,291
                                                                                  ---------         ---------

          Total Current Liabilities                                               2,545,933         3,665,621
                                                                                  ---------         ---------
COMMITMENT and CONTINGENCIES

SHAREHOLDERS' DEFICIT

  Common stock                                                                        4,419             4,419
  Additional paid in capital                                                      5,119,796         5,119,796
  Accumulated deficit                                                            (5,467,992)       (6,219,476)
                                                                                 -----------       -----------
                                                                                  (343,777)        (1,095,261)
  Less: Treasury stock                                                                  (3)                (3)
                                                                                 -----------       -----------

  Total Shareholders' Deficit                                                      (343,780)       (1,095,264)
                                                                                 -----------       -----------

     TOTAL LIABILITIES AND SHAREHOLDERS'
      DEFICIT                                                                    $2,202,153        $2,570,357
                                                                                ===========        ===========

  See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Operations

                                              Nine Months Ended                   Three Months Ended
                                         January 31,2004  January 31,2003   January 31,2004  January 31,2003
                                           (Unaudited)      (Unaudited)        (Unaudited)     (Unaudited)
Net sales                                 $5,586,142        $6,035,633      $ 1,566,132         $1,630,935

Cost of sales                              3,470,046         4,334,716          972,236          1,100,828
                                           ----------        ---------          -------           --------

Gross profit                               2,116,096         1,700,917          593,896            530,107
                                           ----------        ---------         --------           --------

Operating expenses                         1,279,246         1,399,295          371,692            401,099

Interest                                       8,880            11,615            2,247              3,120

Interest  - related party                     57,685           108,211           12,495             29,691
                                            --------         ---------         --------            -------

                                           1,345,811         1,519,121          386,434            433,910
                                           ---------         ---------         --------            -------
Income before taxes                          770,285           181,796          207,462             96,197
Provision for taxes                           18,801                 0           18,801                  0
                                              ------                 -           ------                  -

Net income                                 $ 751,484          $181,796         $188,661            $96,197
                                           =========         =========         =========           =========
Basic and diluted
 income per
 common share                              $    .17          $    .04          $    .04            $    .02
                                           =========         =========         =========           =========
Weighted average number
Common shares
Outstanding                                4,417,718         4,417,718         4,417,718           4,417,718
                                           =========         =========         =========           =========
Cash dividends per
 Common share                                None            None                None                 None

See accompanying notes to condensed financial statements

                           Dynamic International, Inc.

                       Condensed Statements of Cash Flows

                                                                                         For the Nine
                                                                                   Months ended January 31,
                                                                                    2004            2003
                                                                                 (Unaudited)    (Unaudited)
Operating activities:
 Net income                                                                      $751,484         $181,796
                                                                                 --------          -------
Adjustments to reconcile net income
 to net cash provided by  operating
  activities

 Depreciation                                                                       7,866            1,836

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                               119,304         (300,500)
Inventory                                                                         333,138          514,673
Prepaid expense and other                                                         (83,227)          35,966

Increase in:
Accounts payable and accrued expenses-
 non-related                                                                       30,383           81,222
                                                                                   ------           ------
Total adjustments                                                                 407,464          333,197
                                                                                  -------          -------

Net cash  provided by operating activities                                      1,158,948          514,993
                                                                                ---------          -------


Financing activities:
Accounts payable and accrued expenses-
 related party                                                                 (1,150,072)        (470,665)
                                                                               -----------        ---------

Net cash  used by financing activities                                         (1,150,072)        (470,665)
                                                                               -----------        ---------

Increase in cash and equivalents                                                    8,876           44,328
Cash and equivalents- beginning of period                                          36,648           38,006
                                                                                   ------           ------
Cash and equivalents - end of period                                              $45,524          $82,334
                                                                                  =======          =======

See Accompanying Notes to Condensed Financial Statements

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
               For The Nine Months Ended January 31, 2004 and 2003
                                   (Unaudited)

1.   Basis of Presentation

     The Condensed Balance Sheet as of January 31, 2004 and the related Condensed Statements of Operations and Cash Flows for the nine months and three months ended January 31, 2004 and 2003 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2004 and April 30,2003 and the results of it's operations for the nine months and three months ended January 31, 2004 and 2003.

     The April 30, 2003 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10K-SB. The results of operations for the nine months ended January 31, 2004 and 2003 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.   Summary of Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10K-SB for the year ended April 30, 2003

3.   Going Concern

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has an accumulated deficit of approximately
     $5,500,000 and a working capital deficiency of approximately $400,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans rely, to a substantial extent, on the availability of funding of its cash flow needs, by its affiliate. Although the Company has been able to make payments to reduce the balance due to the affiliate there is uncertainty if the trend will continue. In the first nine months the Company had net income of $751,000. However, there can be no assurance that management's plans will continue to be successful. Management believes that consumer demand for luggage has been and may continue to be reduced by lingering effects of the September 11, 2001 terrorist attacks and, as a result, expects that sales of its luggage products will likely be negatively impacted for at least the near term. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Nine Months Ended January 31, 2004 and 2003
                                   (Unaudited)

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

     The Warehousing Agreement, which was renewed on September 21, 2000, had a term of two years and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $270,499 and $338,562 for the nine months ended January 31, 2004 and 2003, respectively.

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Nine Months Ended January 31, 2004 and 2003
                                   (Unaudited)


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

     Amounts due to the Related Entity totaled $2,901,291 and $1,751,219, at April 30, 2003 and January 31, 2004, respectively. The Company records interest on the unpaid balance due to the Related Entity at the JPMorganChase prime rate plus 1%. Total interest expense charged to operations was $57,685 and $108,211 for the nine months ended January 31, 2004 and 2003, respectively.

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

                           Dynamic International, Inc.
                     Notes to Condensed Financial Statements
                 For Nine Months Ended January 31, 2004 and 2003
                                   (Unaudited)


7.   Legal Proceedings

     The Company has answered a complaint filed by 3L Associates. The Company entered into a license agreement with 3L Associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleges that the Company did not pay minimum royalties of $25,000 for the period April 1, 2002 to March 31, 2003. The complaint also alleges that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demands judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. The Company is vigorously defending against the suit.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has an accumulated deficit of approximately $5,500,000 and a working capital deficiency of approximately $400,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans rely, to a substantial extent, on the availability of funding of its cash flow needs, by its affiliate. Although the Company has been able to make payments to reduce the balance due to the affiliate there is uncertainty if the trend will continue. In the first six months the Company had net income of $751,000. However, there can be no assurance that management's plans will continue to be successful. Management believes that consumer demand for luggage has been and may continue to be reduced by lingering effects of the September 11, 2001 terrorist attacks and, as a result, expects that sales of its luggage products will likely be negatively impacted for at least the near term. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Results of Operations for the Nine Months Ended January 31, 2004 Compared to the Nine Months Ended January 31, 2003.

Sales for the nine months ended January 31,2004, decreased by $450,000 or 7.5% to $5,586,000 from $6,036,000 for the nine months ended January 31, 2003. The Company believes that this decrease was primarily the result of the general economic environment and reduced sales of luggage due to the decrease in travel caused by events that began with the terrorist attacks of September 11, 2001. Allowances granted to customers were 8.3% of net sales for the nine months ended January 31,2004 as compared to 10.8% of net sales for the nine months ended January 31,2003.

The Company's gross profit increased by approximately $415,000 and the Company's gross margin, as a percentage of sales, increased by 9.7% to 37.88% from 28.18% for the nine months ended January 31, 2003. A major factor contributing to the increase is competitive prices the Company has received from the People's Republic of China. In addition, sales for the nine months ended January 31,2003 included sales of discontinued and written down inventory of approximately $746,000.

Operating expenses, exclusive of interest expense, for the nine months ended January 31, 2004 were $120,000 less than the nine months ended January 31,2003. This decrease is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)
Royalty Expense                     ($43,000)
Shipping Fees                       ($65,000)
Salesman Salaries                   ($33,000)
Travel and Entertainment             ($7,000)
Officer Salaries                     $21,000
Other Corporate Items                 $7,000

Royalty expense and shipping fees decreased by $43,000 and $65,000, respectively, due primarily to the decreased sales. Salesman salaries and travel and entertainment decreased by $33,000 and $7,000, respectively, due to the elimination of a position. Officer Salaries increased by $21,000 due to an increase in compensation. Other corporate expenses decreased by $7,000 including a decrease in insurance, which was offset by an increase in accounting fees.

Interest expense for the nine months ended January 31, 2004 decreased by $3,000 from the nine months ended January 31,2003.

Interest expense related party for the nine months ended January 31,2004 decreased by $50,000 from the nine months ended January 31,2003. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                                         Nine Months                       Nine  Months
                                                           Ended                               Ended
                                                      January 31, 2004                   January 31, 2003
Net Sales                                               $5,586,000                          $6,036,000

Cost of Goods
Sold                                                     3,470,000                           4,335,000
                                                      -------------                      --------------

Gross Margin                                             2,116,000                           1,701,000
                                                        ----------                       --------------
          As a Percentage of Net Sales                    37.88 %                              28.18%

Operating Expenses                                       1,279,000                           1,399,000
Interest                                                     9,000                              12,000
Interest -related party                                     58,000                             108,000
                                                      -------------                      --------------
                                                         1,346,000                           1,519,000
                                                         ---------                           ---------
Income before provision
  for Income Taxes                                         770,000                             182,000

Provision for Income Taxes                                  19,000                                -
                                                           --------                             -----

Net Income                                                $751,000                            $182,000
                                                          ========                            ========


Results of Operations for the Three Months Ended January 31, 2004 Compared to the Three Months Ended January 31, 2003.

Sales for the three months ended January 31,2004, decreased by $65,000 or 4% to $1,566,000 from $1,631,000 for the three months ended January 31, 2003. This decrease was due primarily to a decrease in sales to Sears Roebuck during the three months ended January 31,2004. Allowances granted to customers were 12.1% of net sales for the three months ended January 31,2004 as compared to 19.7% of net sales for the three months ended January 31,2003. Allowances for the three months ended January 31,2003 included various promotional allowances given to customers with the introduction of new luggage collections.

The Company's gross profit increased by approximately $64,000 and the Company's gross margin, as a percentage of sales, increased by 5.43% to 37.93% from 32.50% for the three months ended January 31, 2003. A major factor contributing to the increase is competitive prices the Company has received from the People's Republic of China. In addition, sales for the three months ended January 31,2003 included sales of discontinued and written down inventory of approximately $144,000.

Operating expenses, exclusive of interest expense, for the three months ended January 31, 2004 were $29,000 less than the three months ended January 31,2003. This decrease is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)
Royalty Expense                     ($34,000)
Shipping Fees                       ($21,000)
Shipping Salaries                     $8,000
Salesman Salaries                     $8,000
Officer Salaries                      $7,000
Other Corporate Expenses              $3,000

Royalty expense Decreased by $34,000 due primarily to an over accrual of approximately $17,000 during the six months ended October 31,2003 which was corrected in the three months ended January 31,2004. The additional decrease of $17,000 was due primarily to the expiration of another royalty agreement during the fiscal year 2003 and the decrease in revenues for the three months ended January 31,2004 when compared to the three months ended January 31,2003. Shipping fees decreased by $21,000 and due to the decreased sales for the quarter ended January 31,2004 when compared to the three months ended January 31,2003, In addition the three months ended January 31,2004 included approximately $90,000 of direct sales to customers which only generate shipping fees of 1.5% of sales as opposed to sales from the Company's warehouse which generate shipping fees of 7%.Shipping salaries, salesman salaries and Officer salaries increase by $8,000, $8,000 and $7,000 , respectively, due to increased compensation. Other corporate expenses increased by $3,000 including an increase in insurance. Interest expense for the three months ended January 31, 2004 decreased by $1,000 from the three months ended January 31,2003.

Interest expense related party for the three months ended January 31,2004 decreased by $17,000 from the three months ended January 31,2003. This decrease was due to reduced interest rates and the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

The following table sets forth the results of operations for the periods discussed above:

                                                         Three Months                       Three  Months
                                                            Ended                               Ended
                                                      January 31, 2004                    January 31, 2003
Net Sales                                               $1,566,000                          $1,631,000

Cost of Goods
Sold                                                       972,000                           1,101,000
                                                      --------------                     ---------------
Gross Margin                                               594,000                             530,000
                                                          --------                            ---------
          As a Percentage of Net Sales                     37.93 %                              32.50%

Operating Expenses                                         372,000                             401,000
Interest                                                     2,000                               3,000
Interest -related party                                     13,000                              30,000
                                                      --------------                     ---------------
                                                           387,000                             434,000
Income before provision
  for Income Taxes                                         207,000                              96,000

Provision for Income taxes                                ( 19,000 )                              -
                                                         -----------                            ---

Net Income                                                $188,000                             $96,000
                                                          ========                             =======

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

Liquidity and Capital Resources

During the nine months ended January 31, 2004, cash provided by operations was $1,159,000. This was primarily the result of net income , a decrease in accounts receivable and inventory of $751,000, $119,000 and $333,000 and an increase in accounts payable and accrued expenses of $30,000 which were offset by an increase in prepaid expenses of $83,000.

The company used cash of $1,150,000 to reduce the amount due to Achim.

The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company. Advances from Achim are due upon demand. The Company records interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%. The amount of interest recorded for the nine months ended January 31, 2004 and 2003 was $58,000 and $108,000, respectively.


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

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of January 31, 2004; and

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


   Date: March 15, 2004


   /S/ Marton Grossman
   Marton Grossman, CEO

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

          (ii) Evaluated that effectiveness of the issuer's disclosure controls and procedures as of January 31, 2004; and

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



Date: March 15, 2004


/S/ William P. Dolan
William P. Dolan, CFO

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DYNAMIC INTERNATIONAL, INC.



By /S/ William P. Dolan
William P. Dolan
VP Finance


March 15, 2004

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Dynamic International, Inc., a Nevada corporation (the "company"), on Form 10-QSB for the period ended January 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Marton Grossman and William P. Dolan, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, each hereby certify, pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 15,2004



/S/ Marton  Grossman
--------------------
Marton Grossman, CEO

                                  Exhibit 99. 2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Dynamic International, Inc., a Nevada corporation (the " company'), on Form 10-QSB for the period ended January 31, 2004 as filed with the Securities and Exchange Commission (the "Report" ), the undersigned, Marton Grossman and William P. Dolan, the Chief Executive Officer and Chief Financial Officer , respectively, of the Company, each hereby certify, pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Dated: March 15,2004



        /S/ William P. Dolan
        --------------------
        William P. Dolan, CFO