Form 10KSB
period 2004-04-30
DYNAMIC INTERNATIONAL INC
filed 2004-08-13
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10K-SB
          Annual report pursuant to section, section 13 or 15(d) of the
                         Securities Exchange Act of 1934
    For the fiscal year ended April 30,2004. Commission file number 000-33285

                           DYNAMIC INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     Nevada                                                            11-3563216
--------------------------------------------------------------         ---------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

          58 Second Avenue, Brooklyn, New York                                           11215
---------------------------------------------------------                          -----------------
        (Address of Principal Executive Offices)                                      (Zip Code)


         Registrant's telephone number, including Area Code:    (718) 369-4160
                                                              -----------------

        Securities to be registered pursuant to Section 12(b) of the Act:
                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.001 per share)
                   ------------------------------------------
                                 Title of Class


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

The number of shares outstanding of Issuer's Common Stock as of July 29,2004:
4,418,258

Transitional Small Business Disclosure Format: Yes [ ] No [X]


Revenues for the most recent fiscal year: $6,922,000

                                Table of Contents
Part I

Item 1.  Description of Business                                         3

Item 2.  Properties                                                      7

Item 3.  Legal Proceedings                                               7

Item 4.  Submission of Matters to a Vote of Security Holders             7

Part II
Item 5.  Market Price of Company's Common Equity and
         Related Stockholder Matters                                     7

Item 6.  Management's Discussion and Analysis of Financial
         Condition and results of Operations                             8

Item 7.  Financial Statements                                           13


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                            13

Item 8A. Controls And Procedures                                        13

Part III

Item 9.  Directors and Executive officers of the Company                14

Item 10. Executive Compensation                                         15

Item 11. Security ownership of certain beneficial owners and
         Management                                                     16

Item 12. Certain Relationships and Related Transactions                 17

Part IV

Item 13. Exhibits on Form 10K                                           18

Item 14. Principal Accountant Fees And Services                         18

Signatures                                                              19

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

DESIGN AND DEVELOPMENT

The Company has been granted a number of design patents with respect to certain of its products. See "Intellectual Property--License Agreements". The Company employs a designer on a full-time basis for the design of its sports bags/luggage products. During the most recent fiscal year the Company spent approximately $ 129,000 on design activities, including fees to designers and patent attorneys. The Company may, from time to time, utilize the services of consultants for product and package design.

The Company's products are manufactured in China which in the most recent fiscal year accounted for 100% of the Company's products. Orders for sports bags/luggage require a period of 90 to 120 days before they are shipped. The Company ordinarily has its products manufactured based on purchase orders and it has no long-term relationships with any of its manufacturers. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little if any additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise


SALES AND MARKETING

The Company sells its products on a wholesale basis only. The Company's products are sold to discount stores, mass merchants, department stores, luggage specialty stores and sporting goods stores. For the fiscal year ended April 30, 2004, JC Penney, Sears Roebuck & Co. Kohl's Department Stores and BJ'S Wholesale Club accounted for 30%, 20%, 14% and 12%, respectively, of the Company's revenue. No other customer accounted for more than 10% of the Company's revenues. For the fiscal year ended April 30, 2004, sales of the Company's sports bags/luggage products accounted for 100% of the Company's revenues.

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


LICENSE AGREEMENTS - The Company sells a number of its products under licensed names. The Company has entered into licensee agreements, which provide for the use of various trade names, as follows:

JEEP AND PT CRUISER - Under an agreement dated January 8, 1993, as amended by letter amendment dated May 13,2004, between the Company and the Daimler Chrysler Corporation (as so amended, the "Jeep Agreement"), the Company was granted the exclusive license to use the names JEEP, WRANGLER and RENEGADE in connection with the manufacture, sale and distribution of sports bags/luggage products. The current expiration date of the Jeep Agreement is December 31, 2010. Under the agreement, the Company must pay the greater of 6% of net Jeep sales or minimum royalties of $412,000, $425,000, $450,000, $450,000, $458,000, $483,000 and
$333,000 for the fiscal years ending in 2005 through 2011. In addition, the Company must pay 1% of net Jeep sales as an advertising fee. Under an amendment to the Jeep agreement dated September 17,2003,the Company was granted the non-exclusive license to use the name PT Cruiser in connection with the manufacture, sale and distribution of travel gear limited to backpacks, duffel bags, luggage and audio cases. Under the agreement, the Company must pay the of 6% of net PT Cruiser sales for the period June 1, 2003 thru December 31, 2004 and the calendar year 2005. In addition, the Company must pay 1% of net PT Cruiser sales as an advertising fee.

ADOLFO- Under an agreement dated September 1,2000, between the Company and 3L Associates, the Company was granted the exclusive license to use the Adolfo name in connection with the manufacture, sale and distribution of sports bags/luggage products. The Adolfo agreement, which was renewable until March 2007, expired on March 31, 2003. Under the agreement, the company must pay the greater of 6% of net Adolfo sales or minimum payments of $25,000 for each annual period until March 2003. The Company notified the licensor that the Company does not intend to renew the agreement. A dispute has arisen, however, because the licensor believes the Company's notification of termination was inadequate. SEE PART I,
ITEM 3. LEGAL PROCEEDINGS

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

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 2004, the Company charged operations approximately $322,000 in fees.

Pursuant to a Security Agreement dated as of January 2,2001 between the Company and Achim, Achim has perfected its security interest in the accounts, collateral, documents, general intangibles, instruments and inventory of the Company. This security agreement is intended to secure amounts due to Achim for purchases of inventory Achim has made for the Company, for which Achim has charged the Company without markup, and for advances of working capital to the Company. As of April 30,2004 the balance due to Achim was $1,129,000.
In addition, as an accommodation, during 2004 sales made to certain customers are billed by and through the related company. At April 30, 2004 $72,767 is due from the related company for such sales.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President.

EMPLOYEES

As of July 15,2004, the Company employed 7 persons, of whom three were executive officers, two were engaged in sales and two were involved in operations-warehousing and shipping. None of the Company's employees is represented by a union and no work stoppages have occurred.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company has answered a complaint filed by 3L Associates on July 31, 2003. The Company entered into a license agreement with 3L Associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleges that the Company did not pay minimum royalties of $25,000 for the period April 1, 2002 to March 31, 2003. The complaint also alleges that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demands judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. The Company is vigorously defending against the suit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.





                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares do not trade publicly. As of July 29, 2004,the Company had 4,418,258 shares of Common Stock outstanding held by 1,348 shareholders of record, all of which shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company does not have any options or warrants outstanding.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED APRIL 30, 2004 COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 2003.

The following table sets forth the result of operations for the periods discussed below.

                                 Fiscal Year     % of       Fiscal Year    % of
                                   Ended          Net         Ended         Net
                                April 30, 2004   Sales    April 30, 2003   Sales
Gross Sales                       $7,440,000                $8,343,000
 Allowances                         (518,000)                 (902,000)
                                ------------               -----------
Net Sales                         $6,922,000     100.00     $7,441,000    100.00
Cost of Goods
Sold                               4,174,000      60.30     $5,198,000     69.86
                                ------------               -----------

Gross Margin                       2,748,000      39.70      2,243,000     30.14

Operating Expenses                 1,680,000      24.30      1,774,000     23.84
Interest                              10,000        .14         15,000       .20
Interest- related party               64,000        .89        136,000      1.83
                                ------------               -----------
                                   1,754,000      25.33      1,925,000     25.87

Pretax Income (Loss)                $994,000      14.37       $318,000      4.27

Sales for the fiscal year ended April 30, 2004,decreased by $519,000 or 7.0% to $6,922,000 from $7,441,000 for the fiscal year ended April 30, 2003. During the fiscal year ended April 30, 2004, sales to Sears Roebuck BJ's Wholesale Club, Mervyn's, Interone Marketing, Value City, Richman Gordman and The Bonton decreased by approximately $534,000, $285,000, $196,000, $123,000, $108,000,
$97,000 and $89,000, respectively. These decreases were partially offset by increased sales to JC Penney's, Ross Stores and TJ Maxx of approximately $488,000, $240,000 and $147,000, respectively. Allowances granted to customers were 7.5% of net sales for the fiscal year ended April 30,2004 compared to 12.1% for the fiscal year ended April 30,2003. This decrease was due primarily to allowances given to JC Penney and Mervyn's for the introduction of new products, for the fiscal year ended April 30,2003 of $100,000 and $30,000, respectively. In addition the Company provided price support to Mervyn's and Kohl's Department Stores of $37,000 and $75,000,respectively, during the fiscal year ended April 30,2003.

The Company's gross profit of $2,748,000 for the fiscal year ended April 30, 2004 was $505,000 higher than the gross profit of $2,243,000 for the fiscal year ended April 30,2003. The gross profit, as a percentage of sales, improved from 30.14% in fiscal 2003 to 39.70% in 2004. These increases are the result of improved pricing on merchandise purchased from The Peoples Republic of China, reductions in sales allowances and other cost containment measures. In addition, sales for the fiscal year ended April 30,2003 included sales of discontinued and written down inventory of approximately $746,000 which were sold at approximately their carrying value.

Operating expenses, exclusive of interest expense, of $1,680,000 for the fiscal year ended April 30, 2004 were $94,000 less than operating expenses of $1,774,000 for the fiscal year ended April 30, 2003. This decrease is represented approximately by changes in the following expenses:

                                       Increase
                                      (Decrease)

Royalty Expense                        ($52,000)
Shipping Salaries                       $20,000
Shipping Fees                          ($83,000)
Freight Out                             $18,000
Salesman Salaries                      ($18,000)
Travel Expenses                         ($8,000)
Show Expenses                          ($13,000)
Officer Salaries                        $28,000
Insurance                               $10,000
Accounting Fees                         $ 6,000

Royalty expenses decreased by $52,000 due primarily to the decrease in sales. Shipping salaries increased by $20,000 due to an increase in compensation. Shipping fees decreased by $83,000 due to the decrease in sales and an increase in direct shipments to customers during the fiscal year ended April 30,2004.Direct shipments incur shipping fees at a lower rate than domestic warehouse sales. Freight out increased by $18,000 due primarily to an increase in shipments of merchandise to the Florida distribution center for BJ's Wholesale Club. Salesman salaries and travel expenses decreased by $18,000 and $8,000, respectively, due primarily to the elimination of a sales position. Show expenses decreased by $13,000 due to cost containment measures. Officer salaries increased by $28,000 due to an increase in compensation. Insurance expense increased by $10,000 due primarily to increased premiums. Accounting fees increased by $6,000.

Interest expense for the fiscal year ended April 30, 2004 decreased by $5,000 from the fiscal year ended April 30, 2003. This decrease is due primarily to reduced interest charges by JPMorgan Chase Bank for purchases of inventory made via letter of credit. Purchases of inventory decreased by approximately $1,100,000 in the fiscal year ended April 30,2004.

Interest expense- related party for the fiscal year ended April 30,2004 decreased by $72,000 to $64,000 from $136,000 for the fiscal year ended April 30,2003. This decrease is due to and the reduction of amount due to Achim Importing Company, Inc. ("Achim").

The Company's pretax income of $994,000 for the fiscal year ended April 30, 2004 represents a $676,000 change from pretax income of $318,000 for the fiscal year ended April 30, 2003.

The Company recorded a deferred tax asset at April 30,2004 of $540,000. The asset is the result of a reduction of the valuation allowance on net operating loss carry forwards.

Management has projected a business plan which it believes is realistic, and which projects revenues to decrease by approximately $197,000 and gross margin to decrease by approximately 6% from the fiscal year ended April 30,2004. This will result in a decrease in net income. There will also be a continued need for financing capabilities from Achim. No assurances can be given that any of these anticipated results will actually be achieved.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED APRIL 30, 2003 COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 2002.

The following table sets forth the result of operations for the periods discussed below.
                              Fiscal Year    % of     Fiscal Year       % of
                                 Ended        Net        Ended          Net
                             April 30, 2003  Sales   April 30, 2002    Sales

Gross Sales                    $8,343,000              $8,334,000
 Allowances                      (902,000)               (733,000)
                             ------------             -----------
Net Sales                      $7,441,000    100.00    $7,601,000     100.00
Cost of Goods
Sold                            5,198,000     69.86    $5,872,000      77.25
                             ------------             -----------

Gross Margin                    2,243,000     30.14     1,729,000      22.74


Operating Expenses              1,774,000     23.84     2,194,000      28.86
Interest                           15,000       .20        16,000        .21
Interest- related party           136,000      1.83       215,000       2.83
                             ------------             -----------
                                1,925,000     25.87     2,425,000      31.90

Pretax Income (Loss)             $318,000      4.27     $(696,000)     (9.16)

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

LIQUIDITY AND CAPITAL RESOURCES

MANAGEMENT PLAN OF OPERATIONS

Management has projected a business plan which it believes is realistic, and which projects revenues to decrease by approximately $197,000 and gross margin to decrease by approximately 6% from the fiscal year ended April 30,2004. This will result in a decrease in net income and the need for continued financial support from Achim. Achim has purchased inventory for the Company and has charged the Company for the invoiced amount without markup. Pursuant to an unwritten understanding, Achim arranges for the issuance, by its financial lender, of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory. Achim has also, from time to time, advanced working capital to the Company. As of April 30,2004 the balance due to Achim was $1,129,000, a reduction of approximately $1,700,000 since April 30,2003. Although, there can be no assurance that the balance can be reduced in the future, the Company feels that it will be able to achieve its operating needs through its agreement with Achim. Achim has not entered into any agreements, formal or informal, to fund the Company's operations for the next twelve months. However, no assurances can be given that any of these anticipated results will actually be achieved.

The Company's business was adversely affected by events that began with the terrorist attack in the United States on September 11, 2001 that had a negative impact on travel. Consequently, the Company believes that consumer demand for luggage has been reduced. However, management cannot predict the extent or the duration of the impact of the above.


FISCAL YEAR ENDED APRIL 30, 2004

OPERATING ACTIVITIES
Cash provided by operating activities for the year ended April 30,2004 amounted to $1,743,000 compared to $608,000 for the year ended April 30,2003.


FINANCING ACTIVITIES
Cash of $1,772,000 was used in investing activities in the year ended April 30,2004 compared to $589,000 in the year ended April 30,2003. This was the result of the Company reducing the amount due to Achim. The Company records interest on the unpaid balance due to Achim at the JPMorgan Chase prime rate plus 1%. The amount of interest accrued for the fiscal year ended April 30, 2004 was $64,000.


FISCAL YEAR ENDED APRIL 30, 2003

OPERATING ACTIVITIES
Cash provided by operating activities for the year ended April 30,2003 amounted to $608,000 compared to $1,379,000 for the year ended April 30,2002.

INVESTING ACTIVITIES
Cash of $21,285 was used to purchase an automobile during the year ended April 30,2003. There was no investing activities during the year ended April 30,2002.

FINANCING ACTIVITIES
Cash of $589,000 was used in investing activities in the year ended April 30,2003 compared to $1,399,000 in the year ended April 30,2002. This was the result of the Company reducing the amount due to Achim. The Company records interest on the unpaid balance due to Achim at the JPMorgan Chase prime rate plus 1%. The amount of interest accrued for the fiscal year ended April 30, 2003 was $136,000.



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



ITEM 8A. CONTROLS AND PROCEDURES

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


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The officers and directors of the Company are as follows:

    Name                                Age         Position

    Marton B. Grossman         73       Chairman and President
    Isaac Grossman             42       Vice Chairman, Treasurer and Secretary
    William P. Dolan           51       Vice President--Finance
    Thomas Cahill              64       Vice President--Sales


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

AUDIT COMMITTEE
The Company has not established an audit committee at this time.

CODE OF ETHICS
The Company has not adopted a code of ethics that would apply to its employees, directors, including the Company's principal executive officer, principal financial officer, and persons performing similar functions.



ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 2002 (I) to its Chief Executive Officer, (ii) its other two Executive Officers and (iii) one additional non-Executive Officers whose cash compensation exceeded $100,000 per year in any such year:

SUMMARY COMPENSATION TABLE (1) (2)

                          Annual Compensation
Name/Principal            Year                       All Other
Position                  Ended    Salary    Bonus   Compensation (3)

Marton B. Grossman        2004        $0               $31,200
President & Chairman      2003        $0               $31,200
                          2002        $0               $31,200

Isaac Grossman            2004        $0               $32,240
Director, Treasurer       2003        $0               $32,240
                          2002        $0               $32,240

William P. Dolan          2004  $139,439                    $0
Vice- President-Finance   2003  $111,302                    $0
                          2002  $110,825                    $0

Thomas Cahill             2004  $118,423                    $0
Vice President            2003  $104,162                    $0
                          2002  $99,615                     $0

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

None of the individuals listed in the table above received any long-term incentive plan awards during the fiscal year


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 15,2004, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all of the officers and directors of the Company as a group. Each stockholder's address is c/o the Company, 58 Second Avenue, Brooklyn, New York 11215, unless otherwise indicated.

                                Shares Owned Beneficially
                                     and of Record


Name and Address                No. of Shares                % of Total
------------------------        -------------                ----------

Marton B. Grossman (1)              2,842,977                    64.4

Isaac Grossman                             0                        *

William P. Dolan                          123                       *

All Officers and Directors
  As a group (4 persons)            2,843,100                    64.4

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

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 2004, the Company accrued approximately $322,000 in fees under the Warehousing Agreement.
In addition, as an accommodation, during 2004 sales made to certain customers are billed by and through the related company. At April 30, 2004 $72,767 is due from the related company for such sales.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President.

Pursuant to a Security Agreement dated as of January 2,2001 between the Company and Achim, Achim has perfected its security interest in the accounts, collateral, documents, general intangibles, instruments and inventory of the Company. This security agreement is intended to secure amounts due to Achim for purchases of inventory Achim has made for the Company, for which Achim has charged the Company without markup, and for advances of working capital to the Company. As of April 30,2004 the balance due to Achim was $1,129,000.

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

Marton B. Grossman, President of the Company, and Isaac Grossman, Treasurer of the Company, perform operational and administrative duties as obligated by their positions. The executive compensation table (See Part iii Item 111) lists other compensation for the fiscal year ended April 30,2004 of $31,200 and $32,240, for Marton B. Grossman and Isaac Grossman, respectively. This compensation consists of estimated portion of the fees payable to Achim under the Warehousing Agreement attributable to Marton B. Grossman and Isaac Grossman's activities performed on behalf of the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K


3.       Exhibits

         The Index to Exhibits following the Signature Page indicates the exhibits, which are being filed herewith, and the exhibits, which are incorporated herein by reference.

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the last quarter of the fiscal year ended April 30, 2004.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Israeloff, Trattner and Company (IT) audited the Company's financial statements for the fiscal year ended April 30,2004; the fees billed for professional services by IT were as follows: Audit fees-$22,000;Tax fees- $4,000 (for preparation of federal and state tax income tax returns);Quarterly reviews of Forms 10QSB- $9,000.

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

                           DYNAMIC INTERNATIONAL, Inc.



                           By: /s/ Marton B. Grossman
                              --------------------------
                                Marton B. Grossman
                                Chairman and President

Dated: 12th day of August 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 29th day of July, 2004 by the following persons on behalf of Registrant and in the capacities indicated.



Name                                           Date
----                                           -----

/s/ Marton B. Grossman                         August 12, 2004
----------------------
Marton B. Grossman
Chairman and President



/s/ Isaac Grossman                              August 12, 2004
----------------------
Isaac Grossman
Vice Chairman, Treasurer & Secretary




/s/ William P. Dolan                            August 12, 2004
----------------------
William P. Dolan
Vice President--Finance
(Chief Financial & Accounting Officer)

                           DYNAMIC INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS
                                       AND
                                AUDITORS' REPORT

                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

                                    CONTENTS



                                                                           Page
                                                                           ----

AUDITORS' REPORTS                                                           F-1

FINANCIAL STATEMENTS

     Balance Sheet as of April 30, 2004                                     F-2
     Statements of Operations for the Years Ended April 30, 2004 and 2003   F-3

     Statements of Stockholders' Equity/ (Deficit) for the Years Ended
         April 30, 2004 and 2003                                            F-4

     Statements of Cash Flows for the Years Ended April 30, 2004 and 2003   F-5

     Notes to Financial Statements                                     F-6-F-14

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Dynamic International, Inc.


We have audited the accompanying balance sheet of Dynamic International, Inc. as of April 30, 2003, and the related statements of operations, stockholders' equity/ (deficit), and cash flows for each of the two years ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic International, Inc. as of April 30, 2004, and the results of its operations and its cash flows for each of the two years ended April 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.




Garden City, New York                         /s/ Israeloff, Trattner & co, P.C.
July 23,2004                                  Israeloff, Trattner & Co, P.C.
                                              Certified Public Accountants

                           DYNAMIC INTERNATIONAL, INC.

                                  BALANCE SHEET

                                 APRIL 30, 2004

                                     ASSETS
CURRENT ASSETS
     Cash                                                         $     6,783
     Accounts receivable, less allowance for
        doubtful  accounts of $137,000                                835,889
     Due from affiliated Company                                       72,767
     Inventories                                                      750,872
     Deferred Taxes - Current                                         270,000
     Other current assets                                             120,707
                                                                  -----------

              Total Current Assets                                  2,057,018
                                                                  -----------

PROPERTY AND EQUIPMENT
     Auto                                                              21,285
     Furniture and Equipment                                           30,700
                                                                  -----------
                Total Cost                                             51,985
     Less: Accumulated depreciation                                   (11,073)
                                                                  -----------

                Property and Equipment - Net                           40,912
                                                                  -----------

OTHER ASSETS
     Deferred Income Taxes                                            270,000
     Other                                                              1,000
                                                                  -----------
     Total Other Assets                                               271,000
                                                                  -----------

                TOTAL ASSETS                                      $ 2,368,930
                                                                  -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $   822,337
     Amounts due affiliated company                                 1,128,803
     Income Taxes Payable                                              32,619
                                                                  -----------

               Total Current Liabilities                            1,983,759
                                                                  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - par value $.001 per share; authorized
         50,000,000 shares; issued 4,418,258 shares                     4,419
     Additional paid-in capital                                     5,119,796
     Accumulated deficit                                           (4,739,041)
                                                                  -----------
                                                                      385,174
     Less:  Cost of 540 shares of treasury stock                           (3)
                                                                  -----------

            Total Stockholders' Equity                                385,171
                                                                  -----------

            TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                $ 2,368,930
                                                                  ===========

                 See accompanying notes to financial statements.

                           DYNAMIC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

                                              For the Years Ended
                                                     April 30,
                                            --------------------------
                                                2004          2003
                                            -----------    -----------

Net Sales                                   $ 6,922,162    $ 7,441,006

Cost of Sales                                 4,174,019      5,198,358
                                            -----------    -----------

         Gross profit                         2,748,143      2,242,648
                                            -----------    -----------

Operating Expenses
     Royalty expense                            314,936        366,785
     Shipping expense                           496,708        542,493
     Selling expense                            450,755        490,253
     Advertising and promotion                  105,653        105,050
     General and administrative                 300,955        262,659
     Depreciation and amortization               10,488          6,705
     Interest and bank charges                    9,843         15,165
     Interest - related party                    64,370        135,974
                                            -----------    -----------

         Total operating expenses             1,753,708      1,925,084
                                            -----------    -----------

         Income before income
              taxes                             994,435        317,564

Income tax benefit                             (486,000)           -
                                            -----------    -----------

         Net income                         $ 1,480,435    $   317,564
                                            -----------    -----------

Per Share Data:
Basic and Diluted Income Per Share          $       .34    $       .07
                                            -----------    -----------
Basic and Diluted Weighted Average
  Common Shares Outstanding                   4,417,718      4,417,718
                                            ===========    ===========



                 See accompanying notes to financial statements.

                           DYNAMIC INTERNATIONAL, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003


                                                         Additional                                                   Total
                                       Common             Paid-In          Accumulated         Treasury           Stockholders'
                                        Stock             Capital            Deficit            Stock           Equity/ (Deficit)
                                   ---------------    --------------      --------------      -----------         -------------

Balance - May 1, 2002                $     4,419        $ 5,119,796        $(6,537,040)        $        (3)        $  (695,914)


Net income for the year ended
    April 30,2003                            -                  -              317,564                 -               317,564
                                     -----------        -----------        -----------         -----------         -----------

Balance - April 30, 2003                   4,419          5,119,796         (6,219,476)                 (3)         (1,095,264)

Net Income for the year ended
    April 30,2004                            -                  -            1,480,435                 -             1,480,435
                                     -----------        -----------        -----------         -----------         -----------

Balance - April 30, 2004             $     4,419        $ 5,119,796        $(4,739,041)        $        (3)        $   385,171
                                     ===========        ===========        ===========         ===========         ===========



                 See accompanying notes to financial statements.

                           DYNAMIC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003


                                                                2004           2003
                                                            -----------    -----------
CASH FLOWS FROM OPERATING
    ACTIVITIES
       Net Income                                           $ 1,480,435    $   317,564
       Adjustments to reconcile net income
          to net cash used by
          operating activities:
              Deferred Income Taxes                            (540,000)           -
              Depreciation and amortization                      10,488          6,705
               Changes in assets and liabilities:
                 Accounts receivable                            185,305        (72,574)
                 Due from affiliated company                    (72,767)           -
                 Inventories                                    678,145        306,873
                 Prepaid expenses and
                    other current assets                        (89,608)        58,848
                 Accounts payable and
                    accrued expenses                             58,006         (8,949)
                 Income taxes payable                            32,619            -
                                                            -----------    -----------
                        Total adjustments                       262,188        290,902
                                                            -----------    -----------

               Net cash provided by
                 operating activities                         1,742,623        608,467
                                                            -----------    -----------



CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of property and equipment                         -             21,285
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Amounts due affiliated company                        (1,772,488)      (588,540)
                                                            -----------    -----------


NET DECREASE IN CASH                                            (29,865)        (1,358)

CASH - beginning                                                 36,648         38,006
                                                            -----------    -----------

CASH - end                                                  $     6,783    $    36,648
                                                            ===========    ===========

                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                      $     9,843    $    15,165
                                                            -----------    -----------
Cash Paid for Income Taxes                                  $    21,381    $       775
                                                            -----------    -----------



                 See accompanying notes to financial statements

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30,2004 AND 2003


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

       ACCOUNTS RECEIVABLE

       Accounts receivable have been adjusted for all known uncollectible accounts and are stated at the amount management expects to collect from outstanding balances. Based on management's evaluation of collectibility, an allowance for doubtful accounts has been provided.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              Auto                             5 Years
              Furniture and Equipment          5 Years

       ADVERTISING AND PROMOTION

       Advertising and promotion expenses are charged to operations when the advertising first takes place.


       REVENUE

       Revenue is recognized when the goods have been shipped and accepted by the customer. The Company's return policy is for defective merchandise only.

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

       INCOME PER SHARE

       Basic and diluted income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year.


                 See accompanying notes to financial statements

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


       DEFERRED INCOME TAXES

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

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, " Accounting for Certain Financials Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include (i) mandatory redeemable financial instruments, (ii) obligations to repurchase the issuer's equity shares by transferring assets, and (iii) obligations to issue a variable number of shares. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the first interim period beginning after June 15, 2003. The adoption of the effective provisions of SFAS 150 did not have any impact on the Company's financial position or statement of operations.


3.     RELATED PARTY TRANSACTIONS

       Pursuant to a Warehouse and Service Agreement dated as of September 21, 2000 (the "Warehousing Agreement") between the Company and a related party (the "Related Entity") wholly owned by a major stockholder, the Related Entity provides occupancy space in an administrative facility in New York and a warehouse in New Jersey, and performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the Related Entity, among other things, assists in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, the Related Entity receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million annually to 3% of sales of $60 million or more. For sales which do not originate at the warehouse, the Related Entity receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the Related Entity provides warehousing services consisting of receiving, shipping, and storing of the Company's merchandise. The Company pays the Related Entity a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by the Related Entity under the Warehousing Agreement. As part of the Warehousing Agreement, the Company applies an offset for certain shared expenses.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

3.     RELATED PARTY TRANSACTIONS (CONTINUED)


       The Warehousing Agreement, which was renewed on September 21, 2000, has a term of two years and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $321,986 and $405,689 for the years ended April 30, 2004 and 2003, respectively.


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

       Amounts due to the Related Entity totaled $1,128,803 at April 30, 2004. The amounts are due on demand. The advance bears interest at the JPMorgan Chase prime rate plus 1%. Interest on advances recorded for the fiscal years ended April 30, 2004 and 2003 was $64,370 and $135,974, respectively

       In addition, as an accommodation, during 2004 sales made to certain customers are billed by and through the related company. At April 30, 2004 $72,767 is due from the related company for such sales.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003


4. INCOME TAXES

         Provision (benefit) for income taxes consists of the following:
         For the years ended April 30         2004          2003
                                            --------      --------
         Current income taxes:
         Federal                           $  11,000      $    -
         State and local                      43,000           -
                                           ---------      --------
                                              54,000           -
         Deferred income tax (benefit)      (540,000)
                                           ---------      --------
         Net income tax benefit            $(486,000)          -
                                           ---------      --------

        The difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate as reflected in the statements of income is as follows:

        For the years ended April 30:                         2004                        2003
                                                              ----                        ----
                                                                       % of                      % of
                                                                      Pre-tax                   Pre-tax
                                                      Amount          Income      Amount         Income

          Tax at Federal statutory rate               $ 338,000        34.0%    $ 108,000        34.0%
          Increases (decreases) in tax resulting from:
          State and local income taxes,
          net of Federal income tax
          benefit                                        95,000         9.6        23,000         7.1%
          Alternative minimum tax                        11,000         1.1           -            -
          Net operating losses carried
          forward                                      (390,000)      (39.3)     (131,000)       41.1%
          Valuation allowance, in excess
          of amount carryforward
          to year ended April 30, 2004                 (537,000)      (54.0)          -            -
          Other, net                                     (3,000)        (.3)          -            -
                                                      ---------       -----      ---------       -----
          Net income tax benefit                      $(486,000)      (48.9%)         -            -
                                                      ---------       -----      ---------       -----


        Deferred tax assets and deferred tax liabilities at April 30, 2004 and 2003 are as follows:

        Long Term Deferred Tax Assets (Liabilities)

                                                  2004                  2003
                                              -----------           -----------
        Property and equipment               $    (2,000)          $    (5,000)
        Net operating loss carry forwards      2,170,000             2,560,000
        Valuation allowance                   (1,628,000)           (2,555,000)
                                              -----------           -----------
        Net deferred taxes                   $  (540,000)          $      -
                                              -----------           -----------

       As at April 30, 2004 the Company had net operating loss carryforwards of approximately $4,000,000. The tax benefits from the carryforwards expire as follows: $574,000 in 2019, $563,000 in 2020, $555,000 in 2021 and
       $478,000 in 2022.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FOR THE YEARS ENDED APRIL 30, 2004 AND 2003


5.     COMMITMENTS AND CONTINGENCIES

       ROYALTY OBLIGATIONS


       The Company has entered into various royalty, licensing, and commission agreements to sell products. Under the agreements minimum aggregate royalty payments are as follows:

       Fiscal Year Ending April 30,
               2005                       $412,000
               2006                       $424,667
               2007                       $450,000
               2008                       $450,000
               2009                       $458,333
               Thereafter                 $816,666
                                        ----------
                                        $3,011,666
                                        ----------
       Royalty expense charged to operations for the years ended April 30, 2004 and 2003 was approximately $315,000 and $367,000, respectively.

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


6.     MAJOR CUSTOMERS/SEASONALITY

       During the year ended April 30, 2004, sales to four major customers were approximately 76% of the Company's net sales. At April 30, 2004, accounts receivable from these customers totaled 76% of net accounts receivable.

       During the year ended April 30, 2003, sales to four major customers were approximately 73% of the Company's net sales. At April 30, 2003 accounts receivable from these customers totaled approximately 90% of net accounts receivable.

       The Company's business is highly seasonal with higher sales typically in the second and third quarters of the fiscal year as a result of sales of merchandise related to the holiday season.

                           DYNAMIC INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED APRIL 30, 2004 and 2003



7.     CREDIT RISK/FINANCIAL INSTRUMENTS


       Due to the nature of its business and the volume of sales activity, the Company's cash balance occasionally exceeds the $100,000 protection of FDIC insurance. At April 30, 2004, there were no such excess balances. The Company has not experienced any credit losses arising from excess cash balances and believes it is not exposed to any significant credit risk from cash and cash equivalents.


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


8.     SIGNIFICANT RISKS AND UNCERTAINTIES

       The Company's luggage products compete with products designed by a number of the largest companies in the industry. Accordingly, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities. The Company sells products domestically throughout the United States.

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

10.01 Amendment to License Agreement with Spalding and Even flow Companies dated October 27, 2000*

10.02    License agreement with 3L Associates dated September 1, 2000*

10.03    Security Agreement dated January 2, 2001 with Achim Importing Co,
         Inc.*

10.04 Warehousing and Service Agreement dated as of September 1, 1996 with Achim Importing Co., Inc.*

10.05 Equity Transfer and Reorganization Agreement dated as of August 7, 2000 by and among Ltd., Marton B. Grossman, Isaac Grossman, Emergent Management Company, LLC and Emergent Ventures, LLC (1)

10.06    Amendment D to the "Jeep" license agreement dated April 19, 2002 (1)

10.07    Amendment E to the "Jeep" license agreement dated April 2, 2002  (1)

10.08    Amendment F to the "Jeep" license agreement dated September
         17, 2003

10.09    Amendment G to the "Jeep" license agreement dated November
         21, 2003

10.10    Amendment H to the "Jeep" license agreement dated April 22, 2004

31.1     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-
         OXLEY ACT OF 2002

31.2     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-
         OXLEY ACT OF 2002

32.1     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-
         OXLEY ACT OF 2002

32.2     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-
         OXLEY ACT OF 2002

*        Filed as exhibits to Registration Statement on Form 10-SB file
         October 30, 2001

(1)      Filed as exhibits to form 10KSB filed on August 13, 2002