Form 10QSB
period 2004-07-31
DYNAMIC INTERNATIONAL INC
filed 2004-09-14
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

YES [X ]    NO [ ]

As of September 14, 2004 the Registrant had 4,418,258 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                       For the Quarter ended July 31, 2004


                                                                           Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheets as of July 31, 2004 (unaudited)  and           1
      April 30,2004

     Condensed Statements of Operations for the three months                 2
      ended July 31, 2004 (unaudited) and July 31, 2003(unaudited)


     Condensed Statements of Cash Flows for the three months ended           3
      July 31, 2004 (unaudited) and July 31,2003 (unaudited)

     Notes to the Financial Statements for the three months ended
      July 31, 2004 (unaudited) and July 31,2003(unaudited)                4-6


Item 2.  Management's Discussion and Analysis                             7-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities                                              10

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Exhibits                                                                 12-14

Signatures                                                                  15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                               JULY 31, 2004      APRIL 30, 2004
                                                                                (UNAUDITED)
CURRENT ASSETS
  Cash                                                                          $    65,787       $      6,783
  Accounts receivable, less
   allowance of $125,000  at July 31 and $137,000
   at April 30, 2004                                                              1,143,657            835,889
   Due from affiliated Company                                                       29,808             72,767
  Inventories                                                                       716,686            750,872
  Defered income taxes-current                                                      270,000            270,000
  Other current assets                                                              109,606            120,707
                                                                                 ----------         ----------
          Total Current Assets                                                    2,335,544          2,057,018
                                                                                 ----------         ----------
Fixed Assets- Net of accumulated
              depreciation                                                           39,890             40,912
                                                                                 ----------         ----------
OTHER ASSETS
 Deferred income taxes                                                              270,000            270,000
 Other                                                                                1,000              1,000
                                                                                 ----------         ----------
 Total Other Assets                                                                 271,000            271,000
                                                                                 ----------         ----------
TOTAL ASSETS                                                                     $2,646,434         $2,368,930
                                                                                 ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                                         $   813,677         $  822,337
  Amounts due affiliated company                                                  1,114,277          1,128,803
  Income taxes payable                                                                4,920             32,619
                                                                                 ----------         ----------
          Total Current Liabilities                                               1,932,874          1,983,759
                                                                                 ----------         ----------
COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock                                                                        4,419              4,419
  Additional paid in capital                                                      5,119,796          5,119,796
  Accumulated deficit                                                            (4,410,652)        (4,739,041)
                                                                                 ----------         ----------
                                                                                    713,563            385,174
  Less: Treasury stock                                                                   (3)                (3)
                                                                                 ----------         ----------
  Total Stockholders' Equity                                                        713,560            385,171
                                                                                 ----------         ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                                     $2,646,434         $2,368,930
                                                                                 ==========         ==========


  SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED JULY 31,
                                                    2004              2003
                                                 (UNAUDITED)       (UNAUDITED)

Net sales                                        $1,966,074          $1,990,278

Cost of sales                                     1,164,712           1,229,710
                                                 ----------          ----------
Gross profit                                        801,362             760,568
                                                 ----------          ----------

Operating expenses                                  457,171             448,590

Interest                                              3,128               4,116

Interest-related party                                3,510              26,864
                                                 ----------          ----------
                                                    463,809             479,570
                                                 ----------          ----------
Income before taxes                                 337,553             280,998

Provision for taxes                                   9,164                   0
                                                 ----------          ----------

Net income                                       $  328,389            $280,998
                                                 ==========          ==========
Basic and diluted
 income  per
 common share                                    $      .07          $      .06
                                                 ==========          ==========
Basic and diluted weighted average number
Common shares
Outstanding                                       4,417,718           4,417,718
                                                 ==========          ==========
Cash dividends per
 Common share                                         None                None



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     For the Three
                                                                                  Months ended July 31,
                                                                                   2004            2003
                                                                               (Unaudited)     (Unaudited)

Operating activities:
 Net income                                                                      $328,389        $280,998
                                                                                 --------        --------
Adjustments to reconcile net income
 to net cash provided by  operating
  activities

 Depreciation                                                                       1,023           2,622

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                              (307,768)        (61,784)
Due from affiliate                                                                 42,959               -
Inventory                                                                          34,186         (58,199)
Prepaid expense and other                                                          11,101          (1,042)

Increase (decrease) in:
Accounts payable and accrued expenses-
 non-related                                                                       (8,661)          1,002
 Income taxes payable                                                             (27,699)             -
                                                                                 --------        --------
Total adjustments                                                                (254,859)       (117,401)
                                                                                 --------        --------
Net cash provided by operating activities                                          73,530         163,597
                                                                                 --------        --------

Cash flows from financing activities
Amounts due affiliated company                                                    (14,526)       (172,955)
                                                                                 --------        --------
Increase (decrease) in cash and equivalents                                        59,004          (9,358)
Cash and equivalents- beginning of period                                           6,783          36,648
                                                                                 --------        --------
Cash and equivalents - end of period                                              $65,787         $27,290
                                                                                 ========        ========




SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Condensed Balance Sheet as of July 31, 2004 and the related Condensed Statements of Operations and Cash Flows for the three months ended July 31, 2004 and 2003 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2004 and April 30,2004 and the results of their operations for the three months ended July 31, 2004 and 2003.

         The April 30, 2004 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10K-SB. The results of operations for the three months ended July 31, 2004 and 2003 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10K-SB for the year ended April 30, 2004.

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  FOR THREE MONTHS ENDED JULY 31, 2004 AND 2003
                                   (UNAUDITED)



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

       The Warehousing Agreement, which was renewed on September 21, 2000, had a term of two years and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations were $89,214 and $83,948 for the three months ended July 31, 2004 and 2003, respectively.

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

       Amounts due to the Related Entity totaled $1,128,803 and $1,114,277, at April 30, 2004 and July 31, 2004, respectively. The Company records interest on the unpaid balance due to the Related Entity at the JPMorganChase prime rate plus 1%. Total interest expense charged to operations was $3,510 and $26,864 for the three months ended July 31, 2004 and 2003, respectively.

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  FOR THREE MONTHS ENDED JULY 31, 2004 AND 2003
                                   (UNAUDITED)




4.     SIGNIFICANT RISKS AND UNCERTAINTIES

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


  5.   LEGAL PROCEEDINGS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2003.

The following table sets forth the results of operations for the periods discussed below:


                                  Three Months         % of       Three Months        % of
                                      Ended             Net           Ended            Net
                                  July 31, 2004        Sales      July 31, 2003       Sales

Gross Sales                           $2,135,000                      $2,100,000
Allowances                              (169,000)                       (110,000)
                                      ----------                      ----------
Net Sales                              1,966,000      100.00           1,990,000     100.00

Cost of Goods
Sold                                   1,165,000       59.26           1,230,000      61.81
                                      ----------                      ----------

Gross Margin                             801,000       40.74             760,000      38.19

Operating Expenses                       456,000       23.20             448,000      22.51
Interest                                   3,000         .15               4,000        .20
Interest - related party                   4,000         .20              27,000       1.36
                                      ----------                      ----------

                                         463,000       23.55             479,000      24.07
                                      ----------                      ----------
Income before provision
  for Income Taxes                     $ 338,000       17.19           $ 281,000      14.12
                                      ==========                      ==========

Sales for the three months ended July 31,2004, decreased by $24,000 or 1.2% to $1,966,000 from $1,990,000 for the three months ended July 31, 2003.During the three months ended July 31,2004, sales to Sears Roebuck, Mervyn's Department Stores, Ross Stores, BJ'S Wholesale Club, and JC Penney's decreased by $248,000, $146,000, $97,000, $94,000 and $62,000, respectively. These decreases were offset by increased sales to TJ Maxx, Kohl's Department Stores, Shopko and Alcone Marketing of $355,000, $156,000, $85,000 and $26,000, respectively.
Allowances granted to customers were 8.6% of net sales for the three months ended July 31,2004 as compared to 5.5% of net sales for the three months ended July 31,2003.This increase was due to returns and price support given to Sears Roebuck of $58,000.

The Company's gross profit increased by approximately $41,000 and the Company's gross margin, as a percentage of sales, increased by 2.55% to 40.74% from 38.19% for the three months ended July 31, 2003.

Operating expenses, exclusive of interest expense, for the three months ended July 31, 2004 were $8,000 more than the three months ended July 31,2003. This increase is represented approximately by changes in the following expenses:

                                    Increase
                                   (Decrease)

Shipping Fees                         $5,000
Salesman Salaries                     $6,000
Sales commissions                    ($2,000)



Shipping fees increased by $5,000 because gross revenues (revenues before customer allowances) which are used to calculate shipping fees, increased by $35,000 for the three months ended July 31,2004. Salesman salaries increased by $6,000 due to an increase in compensation. Sales commissions decreased by $2,000 due to an increase in sales to customers that are not subject to sales commissions.

Interest expense for the three months ended July 31, 2004 decreased by $1,000 from the three months ended July 31, 2003.

Interest expense related party for the three months ended July 31,2004 decreased by $23,000 from the three months ended July 31, 2003. This decrease was due to the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

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



LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended July 31,2004 amounted to $74,000 compared to $164,000 for the three months ended July 31,2003.

The company used cash of $15,000 to reduce the amount due to Achim.

The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company. Advances from Achim are due upon demand. The Company records interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%. The amount of interest recorded for the three months ended July 31, 2004 and 2003was $4,000 and $27,000, respectively

The Company will continue to utilize the financial support of Achim for inventory purchases. Achim is not obligated to continue providing any support. In the event Achim chooses not to support the Company, we would have to reduce operations or seek to find financial support from other third parties.

ITEM 3.  CONTROLS AND PROCEDURES

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

Within 90 days prior to the filing date of the annual report on Form 10KSB for the fiscal year ended April 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

        Exhibit 31.1
        Exhibit 31.2
        Exhibit 32.1
        Exhibit 32.2

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DYNAMIC INTERNATIONAL, INC.



By: /s/ William P. Dolan
-------------------------
William P. Dolan
VP Finance


September 14, 2004