Form 10QSB
period 2004-10-31
DYNAMIC INTERNATIONAL INC
filed 2004-12-15
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

YES [X ]    NO []

As of December 15, 2004 the Registrant had 4,418,258 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [ ]  NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended October 31, 2004


                                                                        Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Balance Sheets as of October 31, 2004 (unaudited)  and         1
  April 30,2004

 Condensed Statements of Operations for the six months and
  three months  ended October 31, 2004 (unaudited) and October 31,
  2003 (unaudited)                                                        2

 Condensed Statements of Cash Flows for the six months ended
  October 31, 2004 (unaudited) and October 31, 2003 (unaudited)           3

 Notes to the Financial Statements for the six months ended
  October 31, 2004 and October 31, 2003   (unaudited)                   4-7


Item 2.  Management's Discussion and Analysis                          8-12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               13

Item 2.  Changes in Securities                                           13

Item 3.  Defaults Upon Senior Securities                                 13

Item 4.  Submission of Matters to a Vote of Security Holders             13

Item 5.  Other Information                                               13

Item 6.  Exhibits and Reports on Form 8-K                                13


Signatures                                                               14

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                         OCTOBER 31, 2004    APRIL 30, 2004
                                                            (UNAUDITED)
CURRENT ASSETS
  Cash                                                     $     2,559         $     6,783
  Accounts receivable, less
   allowance of $177,000 at October 31 and $137,000
   at April 30, 2004                                           735,170             835,889
   Due from affiliated Company                                  62,766              72,767
  Inventories                                                1,526,709             750,872
  Defered income taxes-current                                 270,000             270,000
  Prepaid taxes                                                 21,955                 -
  Other current assets                                         129,895             120,707
                                                           -----------         -----------

          Total Current Assets                               2,749,054           2,057,018
                                                           -----------         -----------

Fixed Assets- Net of accumulated
              depreciation                                      38,867              40,912
                                                           -----------         -----------

OTHER ASSETS
 Deferred income taxes                                         270,000             270,000
 Other                                                           1,000               1,000
                                                           -----------         -----------
 Total Other Assets                                            271,000             271,000
                                                           -----------         -----------

TOTAL ASSETS                                               $ 3,058,921         $ 2,368,930
                                                           ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                    $   915,887         $   822,337
  Amounts due affiliated company                             1,690,793           1,128,803
  Income taxes payable                                             -                32,619
                                                           -----------         -----------

          Total Current Liabilities                          2,606,680           1,983,759
                                                           -----------         -----------
COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock                                                   4,419               4,419
  Additional paid in capital                                 5,119,796           5,119,796
  Accumulated deficit                                       (4,671,971)         (4,739,041)
                                                           -----------         -----------
                                                               452,244             385,174
  Less: Treasury stock                                              (3)                 (3)
                                                           -----------         -----------

  Total Stockholders' Equity                                   452,241             385,171
                                                           -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                               $ 3,058,921         $ 2,368,930
                                                           ===========         ===========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                  SIX MONTHS ENDED                    THREE MONTHS ENDED
                                         OCTOBER 31,2004     OCTOBER 31,2003   OCTOBER 31,2004     OCTOBER 31,2003
                                           (UNAUDITED)        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)

Net sales                                  $ 3,157,071        $ 4,020,010        $ 1,190,998         $ 2,029,732

Cost of sales                                1,919,369          2,497,810            754,657           1,268,100
                                           -----------        -----------        -----------         -----------

Gross profit                                 1,237,702          1,522,200            436,341             761,632
                                           -----------        -----------        -----------         -----------

Operating expenses                           1,153,101            907,554            695,931             458,963

Interest                                         7,546              6,633              4,418               2,518

Interest  - related party                        8,885             45,190              5,374              18,326
                                           -----------        -----------        -----------         -----------

                                             1,169,532            959,377            705,723             479,807
                                           -----------        -----------        -----------         -----------
Income (loss) before taxes                      68,170            562,823           (269,382)            281,825
Provision for taxes                              1,100                  0             (8,064)                  0
                                           -----------        -----------        -----------         -----------

Net income (loss)                          $    67,070        $   562,823        $  (261,318)        $   281,825
                                           ===========        ===========        ===========         ===========
Basic and diluted
 income (loss) per
 common share                              $       .02        $       .13        $     ( .05)        $       .07
                                           ===========        ===========        ===========         ===========
 Basic and diluted weighted average
 number of Common shares
 outstanding                                 4,417,718          4,417,718          4,417,718           4,417,718
                                           ===========        ===========        ===========         ===========
Cash dividends per
 Common share                                     None               None               None                None


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    For the Six
                                                              Months ended October 31,
                                                               2004             2003
                                                           (Unaudited)       (Unaudited)
Operating activities:
 Net income                                                 $  67,070         $ 562,823
                                                            ---------         ---------
Adjustments to reconcile net income
 to net cash provided by/ (used for) operating
  activities

 Depreciation                                                   2,045             5,244

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                           110,720          (154,555)
Inventory                                                    (775,837)          230,405
Prepaid Taxes                                                 (21,955)
Prepaid expense and other                                      (9,188)          (22,051)

Increase (decrease) in:
Accounts payable and accrued expenses-
 non-related                                                   93,550            43,832
Income taxes payable                                          (32,619)              -
                                                            ---------         ---------
Total adjustments                                            (633,284)          102,875

Net cash (used)/ provided by operating activities            (566,214)          665,698
                                                            ---------         ---------


Financing activities:
Accounts payable and accrued expenses-
 related party                                                561,990          (668,058)
                                                            ---------         ---------

Net cash -  (used)/ provided by financing activities          561,990          (668,058)
                                                            ---------         ---------

 (Decrease) in cash and equivalents                            (4,224)           (2,360)
Cash and equivalents- beginning of period                       6,783            36,648
                                                            ---------         ---------
Cash and equivalents - end of period                        $   2,559         $  34,288
                                                            =========         =========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
         The Condensed Balance Sheet as of October 31, 2004 and the related Condensed Statements of Operations and Cash Flows for the six months and three months ended October 31, 2004 and 2003 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2004 and April 30, 2004 and the results of their operations for the six months and three months ended October 31, 2004 and 2003.

         The April 30, 2004 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10K-SB. The results of operations for the six months ended October 31, 2004 and 2003 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10K-SB for the year ended April 30, 2004

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)



3.     RELATED PARTY TRANSACTIONS

       Pursuant to a Warehouse and Service Agreement dated as of September 21, 2000 (the "Warehousing Agreement") between the Company and a related party (the "Related Entity") wholly owned by a major stockholder, the Related Entity provided occupancy space and performed certain administrative services on behalf of the Company. Under the Warehousing Agreement, the Related Entity, among other things, assisted in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, the Related Entity received an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million annually to 3% of sales of $60 million or more. For sales which do not originate at the warehouse, the Related Entity received a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the Related Entity provided warehousing services consisting of receiving, shipping, and storing the Company's merchandise. The Company paid the Related Entity a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by the Related Entity under the Warehousing Agreement. As part of the Warehousing Agreement, the Company applied an offset for certain shared expenses.

       The Warehousing Agreement, which was renewed on September 21, 2000, had a term of two years and then automatically renewed from year to year unless written notice of termination was given at least six months prior to the commencement of a renewal period.

       On August 1, 2004, the Company entered into a new Warehouse and Service Agreement (the" Agreement") with the Related Entity. Under the Agreement, the Related Entity provides occupancy space and performs certain administrative services on behalf of the Company. Under the Agreement, the Related Entity, among other things, assists in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In addition, under the Agreement, the Related Entity provides warehousing services consisting of receiving, shipping, and storing the Company's merchandise. In consideration for these services, the Related Entity receives an annual fee, payable monthly, calculated at 15% of the Company's invoiced sales.

       The Agreement has a term of two years and then automatically renews from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period.

       Total warehousing and administrative expenses charged to operations were $286,315 and $194,972 for the six months ended October 31, 2004 and 2003, respectively.

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)


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

       Amounts due to the Related Entity totaled $1,128,803 and $1,690,793 at April 30, 2004 and October 31, 2004, respectively. The Company records simple interest on the unpaid balance due to the Related Entity at the JPMorganChase prime rate plus 1%. Total interest expense charged to operations was $8,885 and $45,190 for the six months ended October 31, 2004 and 2003, respectively.

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

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)


  7.    LEGAL PROCEEDINGS

        The Company settled a lawsuit filed by 3L Associates. The Company entered into a license agreement with 3L Associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleged that the Company did not pay minimum royalties of $25,000 for the period April 1, 2002 to March 31, 2003. The complaint also alleged that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demanded judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. On October 27, 2004, the Company entered into a settlement agreement with 3L Associates whereby the Company agreed to pay 3L Associates $175,000.

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2003.

The following table sets forth the results of operations for the periods discussed below:


                                     Six Months       % of             Six Months      % of
                                        Ended          Net               Ended          Net
                                  October 31, 2004    Sales        October 31, 2003    Sales


Gross Sales                          $3,449,000                        $4,293,000
Allowances                             (292,000)                         (273,000)
                                     ----------                        ----------
  Net Sales                           3,157,000      100.00             4,020,000     100.00
Cost of Goods
Sold                                  1,919,000       60.79             2,498,000      62.14
                                     ----------                        ----------
Gross Margin                          1,238,000       39.21             1,522,000      37.86
                                     ----------                        ----------
Operating Expenses                    1,155,000       36.58               907,000      22.56
Interest                                  7,000         .22                 7,000        .17
Interest - related party                  8,000         .26                45,000       1.13
                                     ----------                        ----------

                                      1,170,000       37.06               959,000      23.86
                                     ----------                        ----------

Income before provision
  for Income Taxes                   $   68,000        2.15            $  563,000      14.00
                                     ==========                        ==========

Sales for the six months ended October 31,2004, decreased by $863,000 or 21.5% to $3,157,000 from $4,020,000 for the six months ended October 31, 2003. During the six months ended October 31,2004, Sales to JC Penney decreased by approximately $540,000 due to a transition period for the introduction of a new luggage collection. In addition, sales to Sears Roebuck and BJ'S Wholesale Club decreased by $385,000 and $265,000, respectively. These decreases were partially offset by an increase in sales to TJMaxx of approximately $355,000. Allowances granted to customers were 9.2% of net sales for the six months ended October 31,2004 as compared to 6.8% of net sales for the six months ended October 31,2003.


The Company's gross profit decreased by approximately $284,000 and the Company's gross margin, as a percentage of sales, increased by 1.35% to 39.21% from 37.86% for the six months ended October 31, 2003. The gross margin decreased due primarily to the decrease in sales. A major factor contributing to the increase in the gross margin percentage is competitive prices the Company has received from the Peoples Republic of China.


Operating expenses, exclusive of interest expense, for the six months ended October 31, 2004 were $248,000 higher than the six months ended October 31,2003. This increase is represented approximately by changes in the following expenses:

                                    Increase


Royalty Expense                    $141,000
Shipping Fees                       $89,000
Salesman Salaries                   $16,000




Royalty expense increased by $141,000 due to the settlement of a lawsuit between the Company and 3L Associates that was related to an agreement under which the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. This settlement added $150,000 in royalty expense to the six months ended October 31, 2004. (see Note. 7 Legal Proceedings) Shipping Fees increased by $89,000 due primarily to the Company entering into a new Warehouse and Service agreement with a related party. Under the new agreement, dated August 1,2004, the Company will pay 15% of sales for services as opposed to the previous agreement under which the Company paid a maximum of 7% for services. (see Note. 3 Related Party Transactions) Salesman salaries increased by $16,000 due to an increase in compensation.

Interest expense for the six months ended October 31, 2004 remained constant.

Interest expense related party for the six months ended October 31,2004 decreased by $37,000 from the six months ended October 31,2003. This decrease was due to the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2003. The following table sets forth the results of operations for the periods discussed below:

                                     Three Months          % of           Three Months         % of
                                         Ended              Net              Ended              Net
                                   October 31, 2004        Sales         October 31, 2003      Sales

Net Sales                             $1,314,000                            $2,193,000
Allowances                              (123,000)                             (163,000)
                                      ----------                             ----------
Net Sales                              1,191,000          100.00             2,030,000        100.00
Cost of Goods
Sold                                     755,000           63.39             1,268,000         62.47
                                      ----------                            ----------
Gross Margin                             436,000           36.61               762,000         37.53
                                      ----------                            ----------
Operating Expenses                       696,000           58.44               459,000         22.61
Interest                                   4,000             .33                 3,000           .14
Interest - related party                   5,000             .42                18,000           .89
                                      ----------                            ----------

                                         705,000           59.19               480,000         23.64
                                      ----------                            ----------
Income/(Loss) before provision
   for Income Taxes                   $(269,000)         (22.58)            $  282,000         13.89
                                      ==========                            ==========


Sales for the three months ended October 31, 2004, decreased by $839,000 or 41.38% to $1,191,000 from $2,030,000 for the three months ended October 31, 2003. During the three months ended October 31,2004, Sales to JC Penney decreased by approximately $489,000 due to a transition period for the introduction of a new luggage collection. In addition, sales to BJ'S Wholesale Club, Mervyn's Department Stores, Sears Roebuck and The Bonton decreased by $165,000, $90,000, $65,000 and $23,000, respectively. Allowances granted to customers were 10.33% of net sales for the three months ended October 31,2004 as compared to 8.0% of net sales for the three months ended October 31,2003.

The Company's gross profit decreased by approximately $326,000 due to the decrease in sales. The Company's gross margin, as a percentage of sales, decreased by 1.0% to 36.61% from 37.53% for the three months ended October 31, 2003. The primary reason for the decrease in the gross profit percentage was an additional sales allowance of approximately $30,000 that was given to JC Penney's during the three months ended October 31,2004.

Operating expenses, exclusive of interest expense, for the three months ended October 31, 2004 were $237,000 higher than the three months ended October 31,2003. This increase is represented approximately by changes in the following expenses:

                              Increase

Royalty Expense               $147,000
Shipping Fees                  $86,000
Salesman Salaries              $10,000

Royalty expense increased by $147,000 due to the settlement of a lawsuit between the Company and 3L Associates which was related to an agreement under which the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. This settlement added $150,000 in royalty expense to the three months ended October 31, 2004. (see Note. 7 Legal Proceedings) Shipping Fees increased by $86,000 due primarily to the Company entering into a new Warehouse and Service agreement with a related party. Under the new agreement, dated August 1,2004, the Company will pay 15% of sales for services as opposed to the previous agreement under which the Company paid a maximum of 7% for services. (see Note. 3 Related Party Transactions) Salesman salaries increased by $16,000 due to an increase in compensation.

Interest expense for the three months ended October 31, 2004 increased by $1,000 from the three months ended October 31, 2003.

Interest expense related party for the three months ended October 31,2004 decreased by $13,000 from the three months ended October 31, 2003. This decrease was due the reduction of the amounts due to Achim Importing Co. Inc. ("Achim").

RELATED PARTY TRANSACTIONS

Pursuant to a Warehouse and Service Agreement dated as of September 21, 2000(the "Warehousing Agreement") and a new Warehousing and Service Agreement (the "Agreement") dated as of August 1, 2004 between the Company and a related party ("Achim") wholly owned by a major stockholder, Achim provides occupancy space and performs certain administrative and shipping services to the Company.

Achim has purchased inventory for the Company and has charged the Company for the invoiced amount of the inventory. In addition, pursuant to an unwritten understanding, the related party arranged for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers thereby enabling the Company to finance the purchases of its inventory.

SEASONALITY AND INFLATION

The Company's business is seasonal with higher sales typically in the second and third quarters of the fiscal year.

Management does not believe that the effects of inflation will have a material impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the six months ended October 31,2004 used cash of $566,000 compared to operating activities during the six months ended October 31,2003 which provided cash of $666,000.

Cash of $562,000 was provided by an increase in the amount due to Achim.

The Company has received substantial financial support from Achim.
Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company. Advances from Achim are due upon demand. The Company records simple interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%. The amount of interest recorded for the six months ended October 31, 2004 and 2003 was $8,000 and $45,000, respectively.

The Company will continue to utilize the financial support of Achim for inventory purchases. Achim is not obligated to continue providing any support. In the event Achim chooses not to support the Company, we would have to reduce operations or seek to find financial support from other third parties.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company settled a lawsuit filed by 3L Associates. The Company entered into a license agreement with 3L Associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleged that the Company did not pay minimum royalties of $25,000 for the period April 1,2002 to March 31,2003. The complaint also alleged that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demanded judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. On October 27, 2004, the Company entered into a settlement agreement with 3L Associates whereby the Company agreed to pay 3L Associates $175,000.



ITEM 2. CHANGES IN SECURITIES

                  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit 10.11 Warehousing and Service Agreement dated August 1, 2004 with Achim Importing Co., Inc.

        Exhibit 31.1 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        Exhibit 31.2 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        Exhibit 32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        Exhibit 32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DYNAMIC INTERNATIONAL, INC.



By /s/ William P. Dolan
  -----------------------
William P. Dolan
VP Finance


December 10, 2004