Form 10QSB
period 2005-01-31
DYNAMIC INTERNATIONAL INC
filed 2005-03-17
CIK 1156440

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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

YES [X]    NO [ ]

As of March 15, 2005 the Registrant had 4,418,258 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [ ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended January 31, 2005


                                                                          Page
                                                                         -----
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of January 31, 2005 (unaudited)  and           1
April 30,2004

Condensed Statements of Operations for the nine months and
three months  ended January 31, 2005 (unaudited)
and January 31, 2004 (unaudited)                                           2

Condensed Statements of Cash Flows for the nine months ended
January 31, 2005 (unaudited) and January 31, 2004 (unaudited)              3

Notes to the Financial Statements for the nine months ended
January 31, 2005 and January 31, 2004   (unaudited)                      4 -9


Item 2.  Management's Discussion and Analysis                           10-14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15


 Signatures                                                                16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                    JANUARY 31, 2005    APRIL 30, 2004
                                                                      (UNAUDITED)
CURRENT ASSETS
  Cash                                                                $        0         $    6,783
  Accounts receivable, less
   allowance of $185,000  at January 31 and $137,000
   at April 30, 2004                                                     579,996            835,889
  Due from affiliated Company                                             88,706             72,767
  Inventories                                                          1,416,071            750,872
  Deferred income taxes-current                                              -              270,000
  Prepaid taxes                                                           30,379                -
  Other current assets                                                   125,031            120,707
                                                                      ----------         ----------
          Total Current Assets                                         2,240,183          2,057,018
                                                                      ----------         ----------
Fixed Assets- Net of accumulated
              depreciation                                                 7,144             40,912
                                                                      ----------         ----------
OTHER ASSETS
 Deferred income taxes                                                       -              270,000
 Other                                                                     1,000              1,000
                                                                      ----------         ----------
 Total Other Assets                                                        1,000            271,000
                                                                      ----------         ----------
TOTAL ASSETS                                                          $2,248,327         $2,368,930
                                                                      ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                               $  714,311         $  822,337
  Amounts due affiliated company                                       1,713,803          1,128,803
  Income taxes payable                                                       -               32,619
                                                                      ----------         ----------
          Total Current Liabilities                                    2,428,114          1,983,759
                                                                      ----------         ----------
COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock                                                             4,419              4,419
  Additional paid in capital                                           5,119,796          5,119,796
  Accumulated deficit                                                 (5,303,999)        (4,739,041)
                                                                      ----------         ----------
                                                                        (179,784)           385,174
  Less: Treasury stock                                                        (3)                (3)
                                                                      ----------         ----------
  Total Stockholders' Equity                                            (179,787)           385,171
                                                                      ----------         ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                          $2,248,327         $2,368,930
                                                                      ==========         ==========


  SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                            NINE MONTHS ENDED                THREE MONTHS ENDED
                                    JANUARY 31,2005  JANUARY 31,2004   JANUARY 31,2005  JANUARY 31,2004
                                      (UNAUDITED)      (UNAUDITED)        (UNAUDITED)   (UNAUDITED)

Net sales                             $4,777,481        $5,586,142        $1,620,410       $1,566,132

Cost of sales                          2,915,990         3,470,046           996,621          972,236
                                      ----------        ----------        ----------       ----------
Gross profit                           1,861,491         2,116,096           623,789          593,896
                                      ----------        ----------        ----------       ----------
Operating expenses                     1,851,847         1,279,246           698,746          371,692

Interest                                   9,471             8,880             1,925            2,247

Interest  - related party                 23,657            57,685            14,772           12,495
                                      ----------        ----------        ----------       ----------
                                       1,884,975         1,345,811           715,443          386,434
                                      ----------        ----------        ----------       ----------
Income (loss) before taxes               (23,484)          770,285           (91,654)         207,462
Provision for taxes                      541,474            18,801           540,374           18,801
                                      ----------        ----------        ----------       ----------

Net income (loss)                     $ (564,958)       $  751,484         $(632,028)        $188,661
                                      ==========        ==========        ==========       ==========
Basic and diluted
 income (loss) per
 common share                         $     (.13)       $      .17        $    ( .15)      $      .04
                                      ==========        ==========        ==========       ==========
 Basic and diluted weighted average
 number of Common shares
 outstanding                           4,417,718         4,417,718         4,417,718        4,417,718
                                      ==========        ==========        ==========       ==========
Cash dividends per
 Common share                            None             None                None            None


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   For the Nine
                                                              Months ended January 31,
                                                                2005             2004
                                                             (Unaudited)      (Unaudited)

Operating activities:
 Net income                                                  $(564,958)        $751,484
                                                             ---------         --------
Adjustments to reconcile net income
 to net cash provided by/ (used for) operating
  activities

 Depreciation                                                    3,069            7,866
 Impairment loss                                                30,700               -

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                            239,954          119,304
Inventory                                                     (665,199)         333,138
Deferred income taxes                                          540,000               -
Prepaid Taxes                                                  (30,379)              -
Prepaid expense and other                                      ( 4,324)        ( 83,227)

Increase (decrease) in:
Accounts payable and accrued expenses-
 non-related                                                  (108,027)          30,383
Income taxes payable                                           (32,619)              -
                                                             ---------         --------
Total adjustments                                              (26,825)         407,464

Net cash (used)/ provided by operating activities             (591,783)       1,158,948
                                                             ---------        ---------

Financing activities:
Accounts payable and accrued expenses-
 related party                                                 585,000       (1,150,072)
                                                             ---------        ---------

Net cash -  (used)/ provided by financing activities           585,000       (1,150,072)
                                                             ---------        ---------

Increase (Decrease) in cash and equivalents                     (6,783)           8,876
Cash and equivalents- beginning of period                        6,783           36,648
                                                             ---------         --------
Cash and equivalents - end of period                                $0          $45,524
                                                                ======           ======




SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

1.          BASIS OF PRESENTATION

            The Condensed Balance Sheet as of January 31, 2005 and the related Condensed Statements of Operations and Cash Flows for the nine months and three months ended January 31, 2005 and 2004 are unaudited. In the opinion of management, the unaudited condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2005 and April 30, 2004 and the results of their operations for the nine months and three months ended January 31, 2005 and 2004.

            The April 30, 2004 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and the notes included in the Company's filing on Form 10K-SB. The results of operations for the nine months ended January 31, 2005 and 2004 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in the Company's Form 10K-SB for the year ended April 30, 2004

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)



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

         Total warehousing and administrative expenses charged to operations were $567,005 and $270,499 for the nine months ended January 31, 2005 and 2004, respectively.

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)


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

         Amounts due to the Related Entity totaled $1,128,803 and $1,713,803 at April 30, 2004 and January 31, 2005, respectively. The Company records simple interest on the unpaid balance due to the Related Entity at the JPMorganChase prime rate plus 1%. Total interest expense charged to operations was $23,657 and $57,685 for the nine months ended January 31, 2005 and 2004, respectively.

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

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)


7.       LEGAL PROCEEDINGS

         The Company settled a lawsuit filed by 3L Associates. The Company entered into a license agreement with 3L Associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleged that the Company did not pay minimum royalties of $25,000 for the period April 1, 2002 to March 31, 2003. The complaint also alleged that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demanded judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. On October 27, 2004, the Company entered into a settlement agreement with 3L Associates whereby the Company agreed to pay 3L Associates $175,000. The payment was made on November 5,2004

8.       REVERSE SPLIT

         The Board of Directors of the Company and the holders of a majority of the shares entitled to vote thereon have adopted by written consent in lieu of a meeting resolutions to reverse split the Common Stock on a one (1) for five hundred ten (510) basis (the "Reverse Split"). As a result of the Reverse Split, the effective date of which is March 18, 2005 (the "Record Date"), (A) each five hundred ten (510) shares of Common Stock owned by any shareholder on the Record Date will be one share of Common Stock, and (B) any number of shares less than five hundred ten (510) owned by a shareholder on the Record Date, will be deemed to be a fractional share interest (a "Fractional Share Interest"). A Fractional Share Interest shall constitute the right to receive payment in cash from the Company in an amount calculated in the manner described below.

         All Fractional Share Interests that result from the Reverse Split will be purchased by the Company for cash. The Board has set the total value of the Company ("Dynamic's Value") at $423,158.00 representing its book value as of December 31, 2004. The Board did not obtain a fairness report, opinion, appraisal or other independent assessment of the value of the Company. Each shareholder who owns a Fractional Share Interest as a result of the Reverse Split will be paid an amount equal to the product of that Fractional Share Interest multiplied by a value (the "Per Share Value") obtained by dividing Dynamic's Value by a fraction, the numerator of which is the total number of shares of Common Stock outstanding on the Record Date and the denominator of which is 510. Based upon the number of shares outstanding as of February 14, 2005, the Per Share Value is $47.57. Management does not anticipate the occurrence of any transactions which would result in any change, between February 14, 2005 and the Record Date, of the number of outstanding shares of Common Stock. Accordingly, management projects that the Per

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

         Share Value as of the Record Date will be $47.57. Based upon this projection, a total of $26,428.32 is anticipated to be paid by the Company to holders of Fractional Share Interests.

         The purpose of this action is to enable the Company to discontinue the filing of periodic and other reports with the Securities and Exchange Commission ("SEC") and to relieve it of the costs and other burdens of being a reporting company. The professional and other fees associated with complying with the reporting requirements are, in the judgment of the Board, not warranted at the present time in light of the fact that the Company receives no significant benefit from being a reporting company under the Securities Exchange Act of 1934 ("1934 Act") and is not listed on any national securities exchange nor authorized to be quoted on any inter-dealer quotation system. The Rules of the SEC under the 1934 Act permit a reporting company that has fewer that five hundred (500) shareholders of record to file a form with the SEC eliminating its reporting requirements. The Board has projected that the Reverse Split and the purchase of the Fractional Share Interests will cause the Company to have approximately three hundred fifty (350) shareholders of record. Currently, the Company has no plans to enter into additional transactions which would have the effect of further reducing the number of shareholders. The Board has authorized its officers to take the necessary additional steps to terminate the Company's filing and reporting requirements under the 1934 Act as soon as practicable following the Reverse Split. Following the Reverse Split and termination of our public reporting, the Company will operate as a private company.

         After the Reverse Split, shareholders will have no rights as shareholders with respect to the pre-Split shares of Common Stock or the fractional shares that would have resulted from a reverse stock split if the Board had not authorized the issuance of Fractional Share Interests representing the right to receive a cash payment.

         As stated above, the Board has set the price at which Fractional Share Interests will be purchased for cash based on the Company's book value of $423,158. A shareholder who feels aggrieved by that determination can exercise dissenter's appraisal rights under Nevada law. A notice regarding the rights of dissenting shareholders is set forth below.

         The Board of Directors of the Company has unanimously approved the Reverse Split. Holders of record of 2,842,977 shares of the Common Stock, representing 64.4% of all shares of Common Stock outstanding have consented to the Reverse Split. No further corporate action is required under Nevada law for the implementation of the Reverse Split.

         After the Record Date, American Stock Transfer and Trust Company , acting as exchange agent for the Company, will send each shareholder of record a Letter of Transmittal. The Letter of Transmittal will contain instructions for the surrender of stock certificates in exchange for new certificates and the payment of the cash consideration

                           DYNAMIC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)


         for any Fractional Share Interest. No payment will be made in respect of any Fractional Share Interest until the shareholder has surrendered his or her outstanding certificates, together with a completed Letter of Transmittal in accordance with the instructions provided

9.       IMPAIRMENT LOSS

         The Company recorded an impairment loss of $30,700 for all costs incurred in prior years for the design of a website. The Company has never made use of the site and management believes that no future benefits will be received from it.

10.      INCOME TAXES

         The Company recorded an income tax provision of $ 541,474 for the nine months ended January 31,2005. This consisted of taxes currently payable of $1,474 and deferred tax expense of $540,000. The deferred tax expense resulted from the Company's reassessment, in the latest quarter, of it's expectation of future income based upon increased costs.

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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2004.

The following table sets forth the results of operations for the periods discussed below:


                                Nine Months              % of                  Nine Months            % of
                                   Ended                  Net                     Ended                Net
                             January 31, 2005            Sales              January 31, 2004          Sales

Gross Sales                        $5,320,000                                     $6,049,000
Allowances                           (543,000)                                      (463,000)
                               --------------                                 --------------
  Net Sales                         4,777,000           100.00                     5,586,000         100.00
Cost of Goods
Sold                                2,916,000            61.04                     3,470,000          62.12
                               --------------                                 --------------
Gross Margin                        1,861,000            38.96                     2,116,000          37.88
                               --------------                                 --------------

Operating Expenses                  1,852,000            38.77                     1,279,000          22.90
Interest                                9,000              .19                         9,000            .16
Interest - related                     24,000              .50                        58,000           1.03
party                          --------------                                 --------------
                                    1,885,000            39.46                     1,346,000          24.09
                               --------------                                 --------------

Income before provision
  for Income Taxes                   $(24,000)            (.50)                    $ 770,000          13.79
                               ==============                                 ==============


Sales for the nine months ended January 31,2005, decreased by $809,000 or 14.5% to $4,777,000 from $5,586,000 for the nine months ended January 31, 2004. During the nine months ended January 31,2005, Sales to JC Penney decreased by approximately $390,000 due to a transition period for the introduction of a new luggage collection. In addition, sales to Sears Roebuck and BJ'S Wholesale Club decreased by $517,000 and $96,000, respectively. These decreases were offset by an increase in sales to TJMaxx of approximately $232,000. Allowances granted to customers were 11.4% of net sales for the nine months ended January 31,2005 as compared to 8.3% of net sales for the nine months ended January 31,2004.

The Company's gross profit decreased by approximately $255,000 and the Company's gross margin, as a percentage of sales, increased by 1.08% to 38.96% from 37.88% for the nine months ended January 31, 2004. The gross margin decreased due primarily to the decrease in sales. A major factor contributing to the increase in the gross margin percentage is competitive prices the Company has received from the Peoples Republic of China.

Operating expenses, exclusive of interest expense, for the nine months ended January 31, 2005 were $573,000 higher than the nine months ended January 31,2004. This increase is represented approximately by changes in the following expenses:

                                 Increase
                                (Decrease)
Royalty Expense                  $210,000
Shipping Fees                    $297,000
Salesman Salaries                 $22,000
Advertising and Promotion         ($5,000)
Legal Fees                        $29,000
Impairment loss                   $31,000

Royalty expense increased by $210,000 due to the settlement of a lawsuit between the Company and 3L Associates that was related to an agreement under which the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. This settlement added $150,000 in royalty expense to the nine months ended January31, 2005. (see Note. 7 Legal Proceedings) In addition, Minimum royalty payments for the Company's Jeep Royalty agreement increased. Shipping Fees increased by $297,000 due primarily to the Company entering into a new Warehouse and Service agreement with a related party. Under the new agreement, dated August 1,2004, the Company will pay 15% of sales for services as opposed to the previous agreement under which the Company paid a maximum of 7% for services. (see Note. 3 Related Party Transactions) Salesman salaries increased by $22,000 due to an increase in compensation. Legal Fees increased by 29,000 due to the lawsuit between the Company and 3L Associates. Impairment loss increased by $31,000 due to the write off the costs of web site design.

Interest expense for the nine months ended January 31, 2005 remained constant.

Interest expense related party for the nine months ended January 31,2005 decreased by $34,000 from the nine months ended January 31,2004. This decrease was due to the decrease in the amounts due to Achim Importing Co. Inc. ("Achim").

The Company recorded an income tax provision of $ 541,474 for the nine months ended January 31,2005. This consisted of taxes currently payable of $1,474 and deferred tax expense of $540,000. The deferred tax expense resulted from the Company's reassessment, in the latest quarter, of it's expectation of future income based upon increased costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2004.

The following table sets forth the results of operations for the periods discussed below:


                                          Three Months           % of          Three  Months          % of
                                             Ended                Net              Ended               Net
                                       January 31, 2005          Sales        January 31, 2004        Sales

Net Sales                                    $1,871,000                            $1,756,000
Allowances                                     (251,000)                             (190,000)
                                         --------------                        --------------
Net Sales                                     1,620,000         100.00              1,566,000         100.00
Cost of Goods
Sold                                            997,000          61.54                972,000          62.07
                                         --------------                        --------------
Gross Margin                                    623,000          38.46                594,000          37.93
                                         --------------                        --------------

Operating Expenses                              697,000          43.02                372,000          23.75
Interest                                          2,000            .12                  2,000            .12
Interest - related                               16,000           1.00                 13,000            .84
party                                    --------------                        --------------

                                                715,000          44.14                387,000          24.71
                                         --------------                        --------------

Income/(Loss) before provision
   for Income Taxes                          $  (92,000)         (5.68)           $   207,000          13.22
                                         ==============                        ==============



Sales for the three months ended January 31, 2005, increased by $54,000 or 3.4% to $1,620,000 from $1,566,000 for the three months ended January 31, 2004. During the three months ended January 31,2005, Sales to JC Penney increased by approximately $279,000 due to the introduction of a new luggage collection in November 2004. This increase was offset by a decrease in sales to Sears Roebuck of $ $203,000 for the three months ended January 31,2005.Allowances granted to customers were 15.49% of net sales for the three months ended January 31,2005 as compared to 12.13% of net sales for the three months ended January 31,2004.

The Company's gross profit increased by approximately $29,000 due to the increase in sales. The Company's gross margin, as a percentage of sales, increased by .53% to 38.46% from 37.93% for the three months ended January 31, 2004. A major factor contributing to the increase in the gross margin percentage is competitive prices the Company has received from the Peoples Republic of China.

Operating expenses, exclusive of interest expense, for the three months ended January 31, 2005 were $325,000 higher than the three months ended January 31,2004. This increase is represented approximately by changes in the following expenses:

                                    Increase

Royalty Expense                      $68,000
Shipping Fees                       $205,000
Legal Fees                           $18,000
Impairment Loss                      $31,000

Royalty expense increased by $68,000 due to an increase in the minimum royalty payments for the Company's Jeep Royalty agreement. Shipping Fees increased by $205,000 due primarily to the Company entering into a new Warehouse and Service agreement with a related party. Under the new agreement, dated August 1,2004, the Company will pay 15% of sales for services as opposed to the previous agreement under which the Company paid a maximum of 7% for services. (see Note. 3 Related Party Transactions) Legal fees increased by $18,000 due to the lawsuit between the Company and 3L Associates. (see Note. 7 Legal Proceedings) Impairment loss increased by $31,000 due to the write off the costs of web site design.



Interest expense for the three months ended January 31, 2005 remained constant

Interest expense related party for the three months ended January 31,2005 increased by $3,000 from the three months ended January 31, 2004. This increase was due the increase in the amounts due to Achim Importing Co. Inc. ("Achim").

The Company recorded an income tax provision of $ 540,374 for the three months ended January 31,2005. This consisted of taxes currently payable of $374 and deferred tax expense of $540,000. The deferred tax expense resulted from the Company's reassessment, in the latest quarter, of it's expectation of future income based upon increased costs 13

RELATED PARTY TRANSACTIONS

Pursuant to a Warehouse and Service Agreement dated as of September 21, 2000(the "Warehousing Agreement") and a new Warehousing and Service Agreement( the " Agreement") dated as of August 1, 2004 between the Company and a related party ("Achim") wholly owned by a major stockholder, Achim provides occupancy space and performs certain administrative and shipping services to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the nine months ended January 31,2005 used cash of $592,000 compared to operating activities during the nine months ended January 31,2004 which provided cash of $1,158,000.

Cash of $585,000 was provided by an increase in the amount due to Achim.

The Company has received substantial financial support from Achim. Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company. Advances from Achim are due upon demand. The Company records simple interest on the unpaid balance due to Achim at the JPMorganChase prime rate plus 1%. The amount of interest recorded for the nine months ended January 31, 2005 and 2004 was $23,657 and $57,685, respectively.


The Company will continue to utilize the financial support of Achim for inventory purchases. Achim is not obligated to continue providing any support. In the event Achim chooses not to support the Company, we would have to reduce operations or seek to find financial support from other third parties.

                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            The Company settled a lawsuit filed by 3L Associates. The Company entered into a license agreement with 3L Associates in September of 2000, under which agreement the Company was given the license to use the trademark Adolfo in connection with luggage and accessories. The complaint alleged that the Company did not pay minimum royalties of $25,000 for the period April 1,2002 to March 31,2003. The complaint also alleged that the Company did not give the required notice to 3L Associates that the Company did not wish to extend the term of the license agreement. In the complaint, 3L Associates demanded judgment against the Company in the amount of $300,000, together with its expenses and reasonable attorney's fees, legal interest and costs, and such other and further relief as shall seem just and proper to the court. On October 27, 2004, the Company entered into a settlement agreement with 3L Associates whereby the Company agreed to pay 3L Associates $175,000. The payment was made on November 5,2004


ITEM 2. CHANGES IN SECURITIES

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


March 17, 2005